Form 10-K
period 2020-12-31
Progress Acquisition Corp.
filed 2021-04-02
CIK 1833213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-40027

PROGRESS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3303412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

50 Milk Street, 16th Floor Boston, MA	02109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 401-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Common Stock and one-half of one Redeemable Warrant	PGRWU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	PGRW	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock for an exercise price of $11.50	PGRWW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on the NASDAQ Capital Market on February 9, 2021, and the registrant’s shares of Class A common stock and warrants began trading on the NASDAQ Capital Market on March 16, 2021.

As of April 1, 2021 there were 17,400,000 shares of Class A common stock, par value $0.0001 per share and 4,312,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“equity-linked securities” refers to any debt or equity securities issued in a transaction, including but not limited to a private placement of equity or debt, that are convertible, exercisable or exchangeable for shares of common stock.

ii

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on February 11, 2021;

●	“initial stockholders” are to our stockholders prior to our initial public offering (excluding EarlyBirdCapital);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” refer to our officers and directors,

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“over-allotment units” are to the units sold to the underwriters pursuant to their full exercise of the over-allotment option on February 22, 2021;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market)

●	“public stockholders” refer to the holders of our public shares, including our sponsor (as defined below), officers and directors to the extent they purchase public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares.

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“Registration Statement” are to the Form S-1 (File No. 333-252084) initially filed with the SEC on January 12, 2021, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” refer to Progress Capital I LLC, a company affiliated with our officers and directors;

●	“trust account” are to the trust account in which an amount of $172,500,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering and the underwriters’ exercise of the over-allotment option;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” the “Company” or “our Company” are to Progress Acquisition Corp.

iii

PART I

Item 1.	Business.

BUSINESS

Introduction

We are a Delaware blank check company incorporated on September 23, 2020 formed for the purpose of entering into an initial business combination. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region although since our initial public offering, we have focused on target businesses in the nexus of media, entertainment and technology, with an emphasis on attractive targets in the digital ecosystem. Progress Acquisition Corp. has several areas of interest, such as cutting-edge media, entertainment and digital technology.

Initial Public Offering

On February 11, 2021, we consummated our initial public offering of 15,000,000 units. Each unit consists of one share of common stock of the Company, par value $0.0001 per share (“Common Stock”), and one-half of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Common Stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 4,450,000 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $4,450,000.

On February 22, 2021, the underwriters exercised the over-allotment option in full to purchase 2,250,000 units. On February 22, 2021, simultaneously with the closing of the underwriters’ full exercise of the over-allotment option, we completed the private sale of an aggregate of 200,000 private placement warrants to our sponsor, at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $200,000.

In connection with the closing of our initial public offering on February 11, 2021 and the underwriters’ full exercise of over-allotment option on February 22, 2021, $172,500,000 of the net proceeds of the sale of the units in our initial public offering, the exercise of the over-allotment option and the sale of the private placement warrants was placed in a trust account established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, as trustee.

We must complete our initial business combination by November 11, 2022, 21 months from the closing of our initial public offering. If our initial business combination is not consummated by November 11, 2022, then our existence will terminate, and we will distribute all amounts in the trust account.

Our Team

Our management team has combined decades in creating, leading, and transacting with the world’s largest traditional and cutting-edge technology and media companies. Our management team consists of seasoned c-suite executives of large- scale companies, investment bankers, and portfolio managers with an extensive track record of overseeing the growth of numerous companies, implementing corporate efficiencies and identifying and managing acquisitions in the technology, media and telecom (“TMT”) markets.

Our mission is to utilize our management team’s extensive knowledge and experience in the TMT space to locate an attractive target business through their previous business interactions and extensive networks. We believe that their extensive industry knowledge drive investment opportunities to our company. In addition, we believe that our management team’s executive and board experience in the private and public sectors may help increase operational efficiencies following a business combination.

Progress Partners IB, Inc. (“Progress Partners”), an affiliate of our sponsor, has a nineteen year history of providing mergers and acquisitions services to its clients, including in connection with the sales of:

●	Adswizz, Inc., a technology provider of advertising solutions, to Pandora Media, Inc. (NYSE: P), a music and podcast discovery platform;

●	Signal, a provider of real-time data collection, onboarding and identity resolution, and TruSignal, a marketing technology company, to TransUnion (NYSE: TRU), a global risk and information provider;

●	RTK.io, a provider of open-source header bidding solutions, to Rubicon Project (NYSE: RUBI), a global exchange for advertising;

●	Magnetic Online, Inc.’s artificial intelligence platform to Deloitte Touch Tohmatsu Limited (also referred to as “Deloitte Digital”);

●	MadPow, a design agency, to Tech Mahindra, a provider of digital transformation and consulting services and solutions; and

●	PlumRiver LLC, an international provider of software-as-a-service technology, to Emerald Holding, Inc. (NYYSE: EEX), an operator of business-to-business trade shows.

We believe this knowledge and experience will help us successfully consummate an initial business combination. As a result of Progress Partners’ M&A track record, members of our management team have developed long-standing relationships with a variety of management teams as well as strategic and financial sponsors. Progress Partners has deepened its M&A focus from advertising technology (“Adtech”) and marketing technology (“MarTech”) to broadly serving clients across the spectrum of media and ecommerce markets by launching Progress Ventures, which focuses on early stage investing in companies in the media, data and ecommerce sectors. We believe that we are able to leverage Progress Partners’ relationships, domain expertise and ability in the venture and M&A space to identify and execute our initial business combination Carl E. Vogel, our chairman, currently serves as an industry advisor to Kohlberg Kravis Roberts & Co. LP, an American global investment company. Since May 2005, Mr. Vogel has served on the board of DISH Network Corporation (NASDAQ: DISH), a direct-broadcast satellite provider, and is currently the senior advisor to the Chairman. Mr. Vogel served as the President of DISH from September 2006 to February 2008 and served as Vice Chairman from June 2005 to March 2009. Mr. Vogel was an executive officer of DISH from 1994 to 1997, including serving as its President from 1995 to 1997. From October 2007 to March 2009, Mr. Vogel served as the Vice Chairman of the board of directors of, and as a Senior Advisor to, EchoStar, a premier global provider of satellite communication solutions. From 2001 to 2005, Mr. Vogel served as the President and Chief Executive Officer of Charter Communications, Inc. (NASDAQ: CHTR), a publicly-traded company providing cable television and broadband services to approximately six million customers. Prior to joining Charter, Mr. Vogel worked as an executive officer in various capacities for companies affiliated with Liberty Media Corporation from 1998 to 2001. Mr. Vogel is also currently serving on the boards of directors of Shaw Communications Inc. (which he joined in 2006), Universal Electronics, Inc. (which he joined in 2009), Sirius XM Holdings Inc. (which he joined in 2011), and AMC Networks Inc. (which he joined in 2013).

Chris Kelly, one of our directors, is a Silicon Valley entrepreneur with an extensive track record of building innovative companies. Mr. Kelly is currently an active investor in companies seeking transformational improvements in technology, media, and finance. From September 2005 to August 2009, he served as the first Chief Privacy Officer, General Counsel, and Head of Global Public Policy for Facebook, Inc. (NASDAQ: FB). In 2010, Mr. Kelly left Facebook to pursue the 2010 Democratic nomination for Attorney General of California. In 2011, Mr. Kelly partnered with filmmaker Hooman Khalili to produce Olive, the first full-length feature film to be shot entirely on a cellular phone, and to establish the ownership entity for that film, Olive Picture LLC. From 2010 to 2017, Mr. Kelly served as a Director and Vice Chair of Loyal3, an online stock brokerage service designed to allow fee-free trading and broader ownership of securities. From 2011 to 2020, Mr. Kelly was a limited partner in Preferred Ventures, a venture capital firm focused on investments in the entertainment industry. From September 2014 to October 2018, Mr. Kelly served as Chairman of MoviePass, Inc., a subscription based movie ticketing service. From August 2011 to December 2018, he served as Chairman and interim Chief Executive Officer of Fandor, a subscription film viewing service and social video sharing platform. From May 2011 to February 2019, he served as Chairman and interim Chief Executive Officer of Organizer Inc., a cloud-basedmobile solution to enable organizations to engage, inform and influence target communities for political activism. Mr. Kelly has been co-owner and executive board member of the Sacramento Kings of the NBA since May 2013, contributing his expertise in technology and management to basketball operations and the development of the Golden1 Center, Downtown Commons, and other real estate assets.

Rich Battista, one of our directors, is a 30-year veteran of the entertainment and media industry, successfully building, managing and transforming various businesses and companies as a Chief Executive Officer and senior leader in the public and private markets. Currently, Mr. Battista is a board member, advisor and investor in the media and digital technology spaces. Mr. Battista has served on the Board of Directors of The Great Courses by the Teaching Company, a developer and marketer of content for personal development and learning, since November 2018. He has also served on the board of the MLB Players, Inc. since July 2019, on the board of Production Resource Group, LLC, a provider of entertainment and event production solutions, since October 2020, and has been an advisory board member of Ontic Technologies, a protective intelligence software platform, since April 2020. In 2015, he joined Time Inc. (NYSE: TIME) and served as its President and Chief Executive Officer from September 2016 to January 2018, ultimately overseeing its $2.8 billion sale. During the periods between 1990 to 1999 and 2001 to 2010, Mr. Battista held a variety of senior management roles at Fox/News Corp affiliated entities, including as President of Fox’s National Cable Networks from 2008 to 2010. Mr. Battista served as Chief Executive Officer of Gemstar-TV Guide International Inc. (NASDAQ: GMST) from 2004 to 2008, where he successfully directed its $2.3 billion sale. He previously served as Chief Executive Officer for Imagine Entertainment, Mandalay Sports Media and LodgeNet Interactive Corp.

Warren Schlichting, our Chief Executive Officer and one of our directors, is an experienced veteran in pay TV industry, with special expertise including over-the-top media service (OTT) and streaming television. Currently, Mr. Schlichting sits on the board of directors of a number of charitable and private companies and serves as an advisor and investor in the media industry. From December 2017 to June 2020, he served as Group President of Sling TV LLC, an American streaming television service and subsidiary of DISH Network Corporation, where he oversaw acquisition and renewal deals for all programming content and advertising sales for DISH and Sling TV. Between September 2011 and December 2017, Mr. Schlichting held a number of executive positions at DISH, including head of DISH’s Media Sales & Data Analytics division, where he launched household addressable advertising using set-top box ad insertion, a first for the industry. Beginning in 2014, he led television content acquisitions for both DISH and Sling as Senior Vice President of Programming & Media Sales and led DISH’s satellite pay TV marketing team in 2016. Mr. Schlichting served as Senior Vice President of New Business Strategies at Comcast Corporation (NASDAQ: CMCSA) from 2002 to 2011. Before joining Comcast, he was Chief Executive Officer of the internet and technology company Hiwire and served in executive positions for Morgan Stanley and the William E. Simon private equity group. Mr. Schlichting is a current advisor to Konvoy Ventures, an esports venture capital fund, and serves on the Board of the Boys & Girls Clubs of Metro Denver.

Richard Gallagher, our Chief Financial Officer, has served as Senior Managing Director and Chief Financial Officer of Progress Partners from December 2014. Mr. Gallagher has also been a Partner at Progress Ventures, an early-stage venture investment firm and the venture capital arm of Progress Partners since December 2014. He has extensive senior management experience working with companies in various stages. Throughout his career, Mr. Gallagher has provided strategic, business, financial and operating leadership to start-up enterprises, Fortune 1000 companies, publicly traded companies, private companies, and high growth venture capital backed entities with an industry emphasis on media and marketing. Mr. Gallagher has completed over a billion dollars worth of acquisitions, from sourcing to integration. Mr. Gallagher has co-founded three start-ups, having raised them an aggregate of $35 million for such start-ups and guided them all to liquidity events, including one IPO. Rick has a B.B.A. in Accounting from the Isenberg School of Management at the University of Massachusetts-Amherst.

Luisa Ingargiola, one of our directors, has served as Chief Financial Officer of Avalon GloboCare Corp. (NASDAQ: AVCO), a biotech developer and healthcare service provider, since February 2017. From May 2007 to October 2016, Ms. Ingargiola served as Chief Financial Officer of Magnegas Corporation, an alternative energy company. She serves on the board of directors and audit committee chair of Electra Meccanica (NASDAQ: SOLO), AgEagle Aerial Systems, Inc. (NYSEAMERICAN: UAVS), BioCoreRX (OCTMKTS: BICX), and Vision Marine Technologies, Inc. (NASDAQ: VMAR). Prior to 2019, Ms. Ingargiola served on the board of directors of several public companies as audit committee chair.

David Arslanian, our President, has extensive experience in tech, finance, and strategic partnerships. He joined Progress Partners in January 2018 as Managing Director. Prior to this, Mr. Arslanian held many C-level operating roles with various emerging tech companies in financial services and marketing. Most recently, he was vice president of corporate development and strategic partnerships at Telaria, Inc. (NYSE: TLRA), a software platform that optimizes yield for leading video publishers, which merged with The Rubicon Project, Inc. in April 2020. Mr.Arslanian is board member at Inanovate, Inc., a life sciences company that uses proprietary blood screening technology to develop reliable low cost blood tests for improved cancer diagnosis. He is also a board member at innRoad, a software-as-a-service hotel management software solution.

Sanjay Puri, one of our directors, has extensive experience as a founder, portfolio manager, financial analyst and banker. He joined Progress Partners in March 2020 as Managing Director. Before joining Progress Partners, he founded 207 Consulting Inc., and most recently served as the Chief Strategy Officer at MoviePass, initially overseeing the company’s restructuring and eventual sale. Mr. Puri successfully launched and managed 2 investment funds in the TMT space as well as oversaw a portfolio of TMT stocks at Walker Smith Capital. He was previously an equity research analyst covering internet infrastructure, enterprise software, IT services and payment processor sectors at Donaldson, Lufkin & Jenrette and Thomas Weisel Partners. Mr. Puri also spent time working in leveraged finance and principal investing at Paribas. He has raised capital across multiple businesses.

Chris Legg, one of our advisors, has extensive experience working as a banker and venture capitalist with growth equity firms. He joined Progress Partners in 2013 as a Senior Managing Director. Prior to joining Progress Partners, Mr. Legg held similar senior positions with Merrill Lynch, Credit Suisse, Argo Global Capital, and Tandem Growth Equity.

Mary Ann Halford, one of our advisors, has extensive experience in the media and entertainment industries. She joined Progress Partners as an executive in residence in December 2017. Some of her most notable accomplishments include her time as a Senior Managing Director at FTI Consulting, Inc., a global advisory business, where she oversaw the expansion of the firm’s global media and entertainment practices. Ms. Halford also served as the former executive vice president at Fox International Channels.

The past performance of our management or advisory team is not a guarantee of either: (i) our ability to identify a suitable candidate for our initial business combination; or (ii) our ability to achieve success with respect to any business combination we may consummate. No member of our team has had management experience with special purpose acquisition corporations in the past. Historical record of our directors’ and officers’ performances should not be considered indicative of any future performance.

Target Criteria

While we may pursue an initial business combination target in any industry or sector, we are seeking a business combination target with an enterprise value of between $500 million and $2 billion. A key acquisition criterion for our company is the reputation and track-record of the management team of our target company. An evaluation of prospective targets is based on, but not limited to, the following key criteria, depending on industry and subsector:

●	Growth. We are seeking target companies with the ability to realistically achieve growth and profitability milestones.

●	Working Capital. We are seeking target companies with rational working capital and growth capital needs to scale revenue and market growth.

●	Revenue. We are seeking target companies with a demonstrated understanding of its average revenue per user (ARPU) and an articulated plan by which to grow it through existing products and a pipeline of new products.

●	Lifetime Value of Customer. We are seeking target companies that possess a business model to deliver increasing Customer Lifetime Value where applicable as a key performance metric.

●	Churn. We are seeking companies with declining customer churn in subscription-based business and as a key metric for public market investors.

●	Competitive Differentiation. We are seeking target companies with clearly identifiable and articulated competitive differentiation from industry, customer and technology perspectives.

Business Strategy

We are seeking to identify target companies in our focus markets that have sustained revenue growth and a profitability profile. We evaluate industry technology, as well as growth characteristics and trends. Our team believes there are three key pillars that support our acquisition criteria as we evaluate the market:

●	Scale, Differentiation and Longevity of Pipeline. Growth is one of the key drivers of enterprise value in the world of commerce, digital media, and marketing technology. A broad client base and strong pipeline of new business prospects will help secure the future value of our investment.

●	Global Addressability and “Stickiness”. Ensuring the scalability of our investment enables future growth and a low customer churn will support the growth.

●	Ability to Build Upon the Core Offering into Multiple Revenue Streams. A broad list of existing technology partners not only demonstrates a flexible software architecture, but also plots out a path to derive inorganic growth through acquisition and synergistic value.

By confirming that our target business meets the above three pillars, we believe we will increase the likelihood that it will perform successfully in the public markets, however we may pursue an initial business combination with a target that does not meet any of the three pillars. Specifically, we believe scale and differentiation will provide our target company with the ability to perform on a consistent basis, global addressability will provide longer term opportunity, and developing the core offering into multiple revenue streams will provide the operating margin metrics that should drive a better outcome.

Globally, consumers are transitioning their consumption of information and entertainment to a variety of digital media channels, an increasing variety of media brands and spending billions annually. Markets for software and technology platforms that support this ecosystem are rapidly scaling as they capture the increasing top-line revenue streams of high-growth markets. At the same time, the dominant paradigms of broadcast and cable entertainment, mass market commerce of big box and physical retail channels are deteriorating. Our strategy is to invest in companies that are shepherding this transition, creating new mass market platforms, or ensuring incumbent businesses adopt to digital and maintain market share.

Competitive Advantage

Our competitive advantage and strength is based on the following:

●	Extensive Experience as Company Founders and Operators. Our management team, the investment banking team at Progress Partners and Progress Ventures have long and distinguished careers in a variety of C-Suite roles at some of the most iconic media and commerce companies in the world. These companies include Dish, Facebook, Time Inc., Gemstar, CMGI, Charter Communications, Comcast, Fox, and Excite@Home.

●	Extensive M&A Experience. The team at Progress Partners, has been in business servicing the needs of both buy-side and sell-side clients in the technology, digital media, eCommerce, and FinTech sectors in a variety of M&A advisory engagements. The firm has a disciplined and detailed process in identifying, conducting due diligence, negotiation deals and consummating a transaction, which we will leverage in our pursuit of an initial business combination. In addition, our management team have worked in the M&A groups for a number of top tier investment banks and private equity firms overseeing multibillion dollar transactions, including, Morgan Stanley, Credit Suisse, Merrill Lynch, Donaldson Lufkin & Jenrette and Kohlberg Kravis and Roberts. Additionally, many members of our team have also worked on M&A assignments as part of their C-Suite roles at Facebook, DISH, Charter and Gemstar. For example, Mr. Battista, a member of our board, most recently served as the Chief Executive Officer of Time, Inc. Mr. Battista played an integral role in the company’s transformation from a print magazine-led business into a leading multi-media enterprise and a top ten digital property in the U.S. with over 140 million monthly unique users, over 1 billion monthly video views, over 280million social followers and a premier live events business. Under his leadership, the company also diversified and launched fast-growing businesses in television programming, OTT, e-commerce, product licensing and direct-to-consumer paid products and services. He oversaw the sale of the publicly traded company for $2.8 billion in 2018.

●	Sourcing Network. We believe our network provides us with a distinct advantage. Our network is comprised of four main components which we believe will provide a robust source of high growth acquisition opportunities in our target vertical markets. These include: 1) Progress Partners, as an affiliate of our sponsor, has grown over the past 19 years through its M&A advisory activities with companies including Hulu, LogMeIn, Autodesk, Visa and Nexstar. The Progress Partners team is comprised of 10 senior professionals tasked with sourcing and consummating M&A opportunities and 20 mid and junior level employees who are responsible for executing on these deals. 2) Progress Ventures 4 (PV4), is the venture capital arm of Progress Partners, anchored by Liberty Global and Sinclair Broadcasting amongst other key strategic investors. PV4 is the Progress Partner’s fourth venture fund with the first three realizing a number of exits to such acquirers as Transunion, Vista Equity Partners, GTCR LLC, a private equity firm and Deltatre, a sports and entertainment technology provider. We believe these acquirers of our previous venture portfolio companies as well as the management teams of such companies many who have founded other high growth companies will also be a source of potential acquisition targets for Progress Acquisition Corp. 3) Progress Partners maintains a list of top ten (P10) private equity, venture capital and strategic investors who we actively engage with to explore potential buyside and sell side opportunities for new and existing portfolio companies they may seek to acquire, merge or sell. We believe our multi-year relationship with these key investors will serve as another source of opportunities. 4) Executive -in-Residence (EiR) Network, is the fourth component of the Progress Partners’ sourcing network. These EiRs are all current or former C-Suite executives who have held positions at well-known media, eCommerce, data or tech related Companies with many still serving in those roles or are in the process of assuming new positions. We believe their access and knowledge of acquisition targets provide yet another competitive advantage.

●	Transaction Structuring, Execution and Integration. Our management team as well as the investment banking team at Progress Partners, Progress Ventures and our EiR network have significant experience in formulating a variety of structures for companies across a number of industries. Much of this structuring capability is based on familiarity with the key performance indicators and growth metrics of companies in our target industries.

Our executive offices are located at 50 Milk Street, 16th Floor, Boston, MA 02109. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by nonaffiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Competitive Strengths

Alternative Path to Becoming Public

We believe our structure as a public company makes us an attractive business combination partner to prospective target businesses that desires to become a publicly listed company. A merger with us will offer a target business an alternative process to a public listing rather than the traditional initial public offering process. We believe that target businesses may favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. Furthermore, once a proposed business combination is approved by our stockholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management. With public company corporate governance standards, a target business may become attractive to the public investors.

Strong and Stable Financial Position with Flexibility.

With funds available for a business combination initially in the amount of $172,500,000, assuming no redemptions and after payment of $3,450,000 of deferred underwriting fees, in each case, after estimated offering expenses of $900,000 (and prior to any post-initial public offering working capital expenses), before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business, other than searching for a business combination, until we consummate our initial business combination. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of private warrants, our capital stock, debt or a combination of these in effecting a business combination which has not yet been identified. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We Have Not Identified a Target Business

To date, we have not selected any target business on which to concentrate our search for a business combination. We have not engaged or retained any agent or other representative to identify or locate such companies. We cannot assure you that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms or at all.

Subject to our management team’s pre-existing fiduciary obligations and the fair market value requirement described below, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than as described above. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

While we have not yet selected a target business with which to consummate our initial business combination, we believe based on our management’s business knowledge and past experience that there are numerous potential candidates. Our principal means of identifying potential target businesses has been and will be through the extensive contacts and relationships of our sponsor, initial stockholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, the relationships that our officers and directors have developed over their careers and their access to our sponsor’s contacts and resources generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis (other than EarlyBirdCapital as described elsewhere in this Report), we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial stockholders, officers, directors or their respective affiliates be paid any compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees in connection with the consummation of our initial business combination, the repayment of the $300,000 loan and reimbursement of any out-of-pocket expenses. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval.

We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or a newly formed subsidiary or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described in this Report. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek stockholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We have no specified maximum percentage threshold for conversions in our amended and restated certificate of incorporation and even those public stockholders who vote in favor of our initial business combination have the right to convert their public shares. As a result, this may make it easier for us to consummate our initial business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until November 11, 2022 in order to be able to receive a pro rata share of the trust account.

Our sponsor, initial stockholders, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor, initial stockholders or their affiliates has indicated any intention to purchase units or shares of common stock in our initial public offering or from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to convert their shares, our officers, directors, sponsor, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of conversions. Notwithstanding the foregoing, our officers, directors, sponsor, initial stockholders and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their shares of Class A common stock, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our Class A common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial stockholders and our officers and directors will not have conversion rights with respect to any shares of Class A or Class B common stock owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the aftermarket. Additionally, the holders of the representative shares will not have conversion rights with respect to the representative shares.

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using DWAC System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only until November 11, 2022 to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, initial stockholders, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described in this Report or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by November 11, 2022 unless we provide our public stockholders with the opportunity to convert their shares of Class A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, initial stockholders, executive officers, directors or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following our 21st month, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to seek to have all third parties (including any vendors or other entities we engage after our initial public offering) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement our sponsor entered into specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after our 21stmonth and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founder shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has contractually agreed not to seek repayment for such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. As discussed above, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period, if the stockholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation prior to consummating an initial business combination. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.00 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after November 11, 2022, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described in this Report or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by November 11, 2022, we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person. Our sponsor, officers and directors have agreed to waive any conversion rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described in this Report;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by November 11, 2022, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	in connection with the consummation of our IPO, approximately $172.5 million was placed into the trust account;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the Class A common stock sold in our initial public offering on an initial business combination.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase shares of Class A common stock held by our public stockholders may reduce the resources available to us for a business combination; and

●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at 50 Milk Street, 16th Floor, Boston, MA 02109. The cost for this space is included in the $10,000 per-month fee to an affiliate of our sponsor for general and administrative services pursuant to a letter agreement between us and our sponsor. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards as promulgated by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our executive offices are located at 50 Milk Street, 16th Floor, Boston, MA 02109, and our telephone number is (617) 401-2700. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our units, public shares and public warrants are each traded on the NASDAQ Capital Market under the symbols “PGRWU”, “PGRW” and “PGRWW”, respectively. Our units commenced public trading on February 9, 2021, and our public shares and public warrants commenced separate public trading on March 16, 2021.

Holders

On April 1, 2021, there was one holder of record of our units, twenty holders of record of our shares of Class A common stock and two holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On February 11, 2021, we completed the private sale of an aggregate of 4,450,000 private placement warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $4,450,000. In connection with the underwriter’s full exercise of its over-allotment option, the Company sold an additional 200,000 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $200,000. The private placement warrants are the same as the public warrants, except that the private placement warrants are not transferable, assignable or salable until 30 days after the completion of our initial business combination, subject to certain limited exceptions. Additionally, the private placement warrants are also exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by holders other than its initial holders, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the public warrants.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from the Initial Public Offering

On February 11, 2021, the Company consummated its initial public offering of 15,000,000 units, including 2,250,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000.

On February 22, 2021, the underwriters exercised the over-allotment option in full to purchase 2,250,000 units. On February 22, 2021, simultaneously with the closing of the underwriters’ full exercise of the over-allotment option, we completed the private sale of an aggregate of 200,000 private placement warrants to our sponsor, at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $200,000.

We paid a total of $3,200,000 in underwriting discounts and commissions, excluding a deferred underwriting discount of $250,000 and $477,169 for other costs and expenses related to the initial public offering. In addition, we issued to EarlyBirdCapital 150,000 shares of Class A common stock. I-Bankers has agreed not to transfer, assign or sell any such shares without our prior written consent until the completion of our initial business combination. In addition, the holders of the representative shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial business combination within 21 months from the closing of this offering.

We have engaged EarlyBirdCapital as an advisor in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds of this offering (exclusive of any applicable finders’ fees which might become payable). Additionally, we will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in the proposed business combination if EarlyBirdCapital introduces us to the target business with which we complete a business combination; provided that the foregoing fee will not be paid prior to May 8, 2021, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with this offering pursuant to FINRA Rule 5110.

Following the closing of our initial public offering on February 11, 2021 and the underwriters’ full exercise of over-allotment option on February 22, 2021, $172,500,000 from the net proceeds of the sale of the units in our initial public offering, the exercise of the over-allotment option and the sale of the private placement warrants was placed in a trust account established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of this Form 10-K.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Progress Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

We were formed on September 23, 2020 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region although we currently are focusing on target businesses in the nexus of media, entertainment and technology. We are intending to utilize cash derived from the proceeds of our initial public offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination. The issuance of additional shares of common stock or preferred stock:

●	may significantly reduce the equity interest of our stockholders, which dilution would increase if the anti-dilution provisions in our Class B common stock resulted in the issuance of our Class A common stock on a greater than one-to-one basis upon conversion of our Class B common stock;

●	may subordinate the rights of holders of shares of Class A common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of Class A common stock;

●	will likely cause a change in control if a substantial number of our shares of Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

On February 11, 2021, we consummated our initial public offering of 15,000,000 units. Each unit consists of one share of common stock of the Company, par value $0.0001 per share (“Common Stock”), and one-half of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Common Stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000.

On February 11, 2021, simultaneously with the consummation of our initial public offering, we completed the private sale of an aggregate of 4,450,000 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $4,450,000.

On February 22, 2021, the underwriters exercised the over-allotment option in full to purchase 2,250,000 units. On February 22, 2021, simultaneously with the closing of the underwriters’ full exercise of the over-allotment option, we completed the private sale of an aggregate of 200,000 private placement warrants to our sponsor, at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $200,000.

Following the closing of our initial public offering on February 11, 2021 and the underwriters’ full exercise of over-allotment option on February 22, 2021, $172,500,000 from the net proceeds of the sale of the units in our initial public offering, the exercise of the over-allotment option and the sale of the private placement warrants was placed in a trust account established for the benefit of our public stockholders (the “trust account”) and maintained by Continental Stock Transfer & Trust Company, as trustee.

If we are unable to complete our initial business combination by November 11, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by November 11, 2022 and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.00.

Our amended and restated certificate of incorporation provides that we will have only until November 11, 2022 to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

As of December 31, 2020, we have not commenced any operations. All activity for the period from September 23, 2020 (inception) through December 31, 2020, relates to our formation and initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the period from September 23, 2020 (Inception) through December 31, 2020, we had a net loss of $2,579. We incurred $2,579 of formation and operating costs (not charged against stockholders’ equity), consisting mostly of general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2020, we had $560 in cash and a working capital deficit of $78,100 (excluding deferred offering costs).

On February 11, 2021, we consummated our initial public offering of 15,000,000 units. Each unit consists of one share of our common stock, par value $0.0001 per share and one-half of one redeemable warrant, with each warrant entitling the holder thereof to purchase one share of our common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $150,000,000.

On February 11, 2021, simultaneously with the consummation of our initial public offering, we completed the private sale of an aggregate of 4,450,000 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $4,450,000.

On February 22, 2021, the underwriters exercised the over-allotment option in full to purchase 2,250,000 units. On February 22, 2021, simultaneously with the closing of the underwriters’ full exercise of the over-allotment option, we completed the private sale of an aggregate of 200,000 private placement warrants to our sponsor, at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $200,000.

Following the closing of our initial public offering on February 11, 2021 and the underwriters’ full exercise of over-allotment option on February 22, 2021, $172,500,000 from the net proceeds of the sale of the units in our initial public offering, the exercise of the over-allotment option and the sale of the private placement warrants was placed in the trust account maintained by Continental Stock Transfer & Trust Company, as trustee.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. We may pay our franchise tax from funds from the initial public offering held outside of the trust account or from interest earned on the funds held in the trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, our Sponsor, officers and directors and their affiliates may, but are not obligated to, loan us funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from the trust account would be used for such repayment. At December 31, 2020, no such Working Capital Loans were outstanding.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business upon the consummation of the initial public offering. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

Founder Shares

On October 29, 2020, we issued 3,593,750 shares of Class B common stock to our sponsor for $25,000 in cash, or approximately $0.007 per share, up to 468,750 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. In February 2021, we effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 4,312,500 founder shares outstanding and held by our sponsor (up to 562,500 of which were subject to forfeiture by our sponsor if the underwriters’ over-allotment option was not exercised in full). On February 22, 2021, the underwriter exercised its over-allotment option in full, hence, the 562,500 founder shares were no longer subject to forfeiture. The founder shares will automatically convert into shares of our Class A common stock at the time of the consummation of our initial business combination, and are subject to certain transfer restrictions, as described in more detail below.

Our initial stockholders have agreed not to transfer, assign or sell (subject to certain limited exceptions set forth below) their founder shares and any shares of our Class A common stock issuable upon conversion thereof: (i) with respect to 50% of such shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of such shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

On February 11, 2021, simultaneously with the consummation of our initial public offering, we completed the private sale of an aggregate of 4,450,000 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $4,450,000. On February 22, 2021, simultaneously with the closing of the underwriters’ full exercise of the over-allotment option, we completed the private sale of an aggregate of 200,000 private placement warrants to our sponsor, at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $200,000.

Promissory Note – Related Party

On September 30, 2020, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured, and was due upon the completion of our initial public offering. We borrowed $56,000 under the Note. The Note balance was paid in full at closing of our initial public offering on February 12, 2021.

Administrative Support Agreement

We agreed to pay $10,000 a month for office space, utilities and secretarial support to our sponsor. Services commenced on the date the securities were first listed on Nasdaq and will terminate upon the earlier of our initial business combination or our liquidation.

Critical Accounting Policies

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period from September 23, 2020 (inception) through December 31, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The net proceeds of the initial public offering and the sale of the over-allotment units and private placement warrants held in the trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-11 comprising a portion of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Carl E. Vogel	63	Non-Executive Chairman
Warren Schlichting	59	Chief Executive Officer and Director
Richard Gallagher	53	Chief Financial Officer
David Arslanian	43	President
Sanjay Puri	52	Director
Chris Kelly	50	Non-Executive Vice Chairman
Rich Battista	56	Director
Luisa Ingargiola	53	Director

The experience of our directors and executive officers is as follows:

Carl E. Vogel, has served as our Chairman since our initial public offering, currently serves as an industry advisor to Kohlberg Kravis Roberts & Co. LP, an American global investment company. Since May 2005, Mr. Vogel has served on the board of DISH Network Corporation (NASDAQ: DISH), a direct-broadcast satellite provider, and is currently the senior advisor to the Chairman. Mr. Vogel served as the President of DISH from September 2006 to February 2008 and served as Vice Chairman from June 2005 to March 2009. From October 2007 to March 2009, Mr. Vogel served as the Vice Chairman of the board of directors of, and as a Senior Advisor to, EchoStar, a premier global provider of satellite communication solutions. From 2001 to 2005, Mr. Vogel served as the President and Chief Executive Officer of Charter (NASDAQ: CHTR), a publicly-traded company providing cable television and broadband services to approximately six million customers. Prior to joining Charter, Mr. Vogel worked as an executive officer in various capacities for companies affiliated with Liberty Media Corporation from 1998 to 2001. Mr. Vogel was an executive officer of DISH from 1994 to 1997, including serving as its President from 1995 to 1997. Mr. Vogel is also currently serving on the boards of directors of Shaw Communications Inc. (which he joined in 2006), Universal Electronics, Inc. (which he joined in 2009), Sirius XM Holdings Inc. (which he joined in 2011), and AMC Networks Inc. (which he joined in 2013). Mr. Vogel previously served on the board of directors of Ascent Capital Group, Inc., NextWave Wireless Inc., and ICG Communications, Inc. Mr. Vogel previously served as Chief Executive Officer and Chairman of the board of directors of Primestar Inc., a national provider of subscription television services. Mr. Vogel was the former Non-Executive Chairman of Fanduel Group from November 2017 to October 2018 and a member of the board of directors until October 2019. He received his B.S. from St. Norbert College. We believe Mr. Vogel’s qualifications to serve on our board include his extensive advisory, capital markets and operational experience.

Warren Schlichting has been our Chief Executive Officer and a director since our inception. Warren Schlichting, is veteran in the pay TV industry, with special expertise in OTT and streaming television. Currently, Mr. Schlichting sits on the board of directors of a number of charitable and private companies and serves as an advisor and investor in the media industry. From December 2017 to June 2020, he served as Group President of Sling TV LLC, an American streaming television service and subsidiary of DISH Network Corporation (NASDAQ: DISH), where he oversaw acquisition and renewal deals for all programming content and advertising sales for DISH and Sling TV. Between September 2011 and December 2017, Mr. Schlichting held a number of executive positions at DISH, a direct-broadcast satellite provider, including head of DISH’s Media Sales & Data Analytics division, where he launched household addressable advertising using set-top box ad insertion, a first for the industry. Beginning in 2014, he led television content acquisitions for both DISH and Sling as Senior Vice President of Programming & Media Sales and led DISH’s satellite pay TV marketing team in 2016. Mr. Schlichting served as Senior Vice President of New Business Strategies at Comcast Corporation (NASDAQ: CMCSA) from 2002 to 2011. Before joining Comcast, he was Chief Executive Officer of the internet ad technology company Hiwire and served in executive positions for Morgan Stanley and the William E. Simon private equity group. Mr. Schlichting is a current advisor to Konvoy Ventures, an esports venture capital fund, and serves on the Board of the Boys & Girls Clubs of Metro Denver. Mr. Schlichting earned an Economics degree from Harvard University. We believe Mr. Schlichting’s qualifications to serve on our board include his knowledge and expertise in the media industry, including direct-to-consumer (DTC), OTT, and network carriage.

Richard Gallagher has been our Chief Financial Officer since our inception and was one of our directors until November 2020. Mr. Gallagher has served as Senior Managing Director and Chief Financial Officer of Progress Partners from December 2014. He has extensive senior management experience working with various stages of companies. Mr. Gallagher has also been a Partner at Progress Ventures, an early-stage venture investment firm and the venture capital arm of Progress Partners, since December 2014. Throughout his career, Mr. Gallagher has provided strategic, business, financial and operating leadership to start-up enterprises, Fortune 1000 companies, publicly traded companies, private companies, and high growth venture capital backed entities with an industry emphasis on media and marketing. Mr. Gallagher has completed over a billion dollars worth of acquisitions, from sourcing to integration. Mr. Gallagher has co-founded three start-ups, having raised an aggregate of $35 million for such start-ups and guided them all to liquidity events, including one IPO. Rick has a B.B.A. in Accounting from the Isenberg School of Management at the University of Massachusetts-Amherst.

Chris Kelly, one of our directors since inception, is a Silicon Valley entrepreneur with an extensive track record of building innovative companies. Mr. Kelly is currently an active investor in companies seeking transformational improvements in technology, media, and finance. From September 2005 to August 2009, he served as the first Chief Privacy Officer, General Counsel, and Head of Global Public Policy for Facebook, Inc. (NASDAQ: FB). In 2010, Mr. Kelly left Facebook to pursue the 2010 Democratic nomination for Attorney General of California. In 2011, Mr. Kelly partnered with filmmaker Hooman Khalili to produce Olive, the first full-length feature film to be shot entirely on a cellular phone, and to establish the ownership entity for that film, Olive Picture LLC. From 2010 to 2017, Mr. Kelly served as a Director and Vice Chair of Loyal3, an online stock brokerage service designed to allow fee-free trading and broader ownership of securities. From 2011 to 2020, Mr. Kelly was a limited partner in Preferred Ventures, a venture capital firm focused on investments in the entertainment industry. From September 2014 to October 2018, Mr. Kelly served as Chairman of MoviePass, Inc., a subscription-based movie ticketing service. From August 2011 to December 2018, he served as Chair and interim Chief Executive Officer of Fandor, a subscription film viewing service and social video sharing platform. From May 2011 to February 2019, he served as Chair and interim Chief Executive Officer of Organizer Inc., a cloud-based mobile solution to enable organizations to engage, inform and influence target communities for political activism. Mr. Kelly has been co-owner and executive board member of the Sacramento Kings of the NBA since May 2013, contributing his expertise in technology and management to basketball operations and the development of the Golden1 Center, Downtown Commons, and other real estate assets. He received his undergraduate degree from Georgetown University magna cum laude in Government and Philosophy and was named to Phi Beta Kappa, a master’s degree from Yale University, and his law degree from Harvard University. We believe Mr. Kelly’s qualifications to serve on our board include his long-standing track record as an entrepreneur and attorney, particularly in technology, media and finance.

Rich Battista, one of our directors since inception, is a 30-year veteran of the entertainment and media industry, successfully building, managing and transforming various businesses and companies as a Chief Executive Officer and senior leader in the public and private markets. Currently, Mr. Battista is a board member, advisor and investor in the media and digital technology spaces. Mr. Battista has served on the Board of Directors of The Great Courses by the Teaching Company, a developer and marketer of content for personal development and learning, since November 2018. He has also served on the board of the MLB Players, Inc. since July 2019, on the board of Production Resource Group, LLC, a provider of entertainment and event production solutions, since October of 2020 and has been an advisory board member of Ontic Technologies, a protective intelligence software platform, since April 2020. In 2015, he joined Time Inc. (NYSE: TIME) and served as its President and Chief Executive Officer from September 2016 to January 2018, ultimately overseeing its $2.8 billion sale. During the periods between 1990 to 1999 and 2001 to 2010, Mr. Battista held a variety of senior management roles at Fox/News Corp affiliated entities, including as President of Fox’s National Cable Networks from 2008 to 2010. Mr. Battista served as Chief Executive Officer of Gemstar-TV Guide International Inc. (NASDAQ: GMST) from 2004 to 2008, where he successfully directed its $2.3 billion sale. He previously served as Chief Executive Officer for Imagine Entertainment, Mandalay Sports Media and LodgeNet Interactive Corp. (NASDAQ: LNET), which filed a voluntary pre-packaged Chapter 11 bankruptcy on January 27, 2013. He earned an MBA from Harvard Business School and a Bachelor of Science from Georgetown University with cum laude honors. We believe Mr. Battista’s qualifications to serve on our board include his substantial experience and track record in building and managing businesses, often within the nexus of media and technology, and deep experience and knowledge of the media industry.

Luisa Ingargiola, has served as one of our independent directors since our initial public offering, has served as Chief Financial Officer of Avalon GloboCare Corp. (NASDAQ: AVCO), a biotech developer and healthcare service provider, since February 2017. From May 2007 to October 2016, Ms. Ingargiola served as Chief Financial Officer of Magnegas Corporation, an alternative energy company. She serves on the board of directors and audit committee chair of Electra Meccanica (NASDAQ: SOLO), AgEagle Aerial Systems, Inc. (NYSEAMERICAN: UAVS), BioCoreRX (OCTMKTS: BICX), and Vision Marine Technologies, Inc. (NASDAQ: VMAR). Prior to 2019, Ms. Ingargiola served on the board of directors of several public companies as audit committee chair. Ms. Ingargiola earned her BBA in Accounting and Finance from Boston University’s Questrom School of Business. We believe Ms. Ingargiola’s qualifications to serve on our board include her knowledge of financial accounting, regulatory compliance and merger and acquisition transactions.

David Arslanian, our President since inception, joined Progress Partners in January 2018 as managing director. He has extensive experience in tech, finance, and strategic partnerships. Prior to this, Mr. Arslanian held many C-level operating roles with various emerging tech companies in financial services and marketing. Most recently, he was vice president of corporate development and strategic partnerships at Telaria, Inc. (NYSE: TLRA), a software platform that optimizes yield for leading video publishers, which merged with The Rubicon Project, Inc. in April 2020 Mr. Arslanian is board member at Inanovate, Inc., a life sciences company that uses proprietary blood screening technology to develop reliable low-cost blood tests for improved cancer diagnosis. Mr. Arslanian was, from August 2010 to February 2011, Chief Operating Officer of Rovion, Inc., which filed for Chapter 11 bankruptcy on March 30, 2011. He is also a board member at innRoad, a software-as-a-service hotel management software solution. He received his MBA in Global Strategic Management from Babson College in 2006, and his B.A. in Economics from the University of Massachusetts Boston.

Sanjay Puri, one of our directors since December 2020, has extensive experience as a founder, portfolio manager, financial analyst and banker. He joined Progress Partners in March 2020 as a managing director. Before joining Progress Partners, he founded 207 Consulting Inc., and most recently served as the Chief Strategy Officer at MoviePass, initially overseeing the company’s restructuring and eventual sale. Mr. Puri successfully launched and managed 2 investment funds in the TMT space as well as oversaw a portfolio of TMT stocks at Walker Smith Capital. He was previously an equity research analyst covering internet infrastructure, enterprise software, IT services and payment processor sectors at Donaldson, Lufkin & Jenrette and Thomas Weisel Partners. Mr. Puri also spent time working in leveraged finance and principal investing at Paribas. He holds a B.S. in Accounting from Pepperdine University and M.B.A. in Finance from Columbia University Graduate School of Business. We believe Mr. Puri’s qualifications to serve on our board include his knowledge and expertise in investing, particularly within the TMT sector.

Advisors

The following are the biographies of our advisors.

Chris Legg, one of our advisors, has extensive experience working as a banker and venture capitalist with growth equity companies. He joined Progress Partners in 2013 as a senior managing director. Prior to joining Progress Partners, Mr. Legg held similar senior positions with Merrill Lynch, Credit Suisse, Argo Global Capital, and Tandem Growth Equity. He earned his M.B.A. from Harvard Business School and his Bachelor of Commerce in Accounting and Finance from Queen’s University in Ontario.

Mary Ann Halford, one of our advisors, has extensive experience in the media and entertainment industries. She joined Progress Partners as an executive in residence in December 2017. Ms. Halford served as a senior managing director at FTI Consulting from March 2012 to May 2017, where she oversaw the expansion of the firm’s global media and entertainment practices. She also previously served as the former executive vice president at Fox International Channels. Mary Ann holds an MBA from Harvard Business School. Mary Ann Halford earned a B.A. in Government from Georgetown University.

We currently expect our special advisors to (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide business insights when we assess potential business combination targets and (iii) upon our request, provide business insights as we work to create additional value in the business or businesses that we acquire. In this regard, they will fulfill some of the same functions as our board members; however, they will not owe any fiduciary obligations to us nor will they perform board or committee functions or have any voting or decision-making capacity on our behalf. Our special advisors will also not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. They have no employment, consulting fee or other similar compensation arrangements with us.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below.

Audit Committee

We have established an audit committee of the board of directors, which consists of Ms. Ingargiola and Messrs. Kelly and Battista, each of whom is an independent director under Nasdaq’s listing standards. Ms. Ingargiola serves as chair of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Ms. Ingargiola qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Kelly, Battista and Vogel and Ms. Ingargiola. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Messrs. Vogel and Kelly, each of whom is an independent director under Nasdaq’s listing standards. Mr. Kelly serves as chair of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We have filed a copy of our Code of Ethics and our audit and compensation committee charters with the SEC. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

No executive officer has received any cash compensation for services rendered to us. We pay to our sponsor $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary.

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination and the repayment of the $300,000 loan made by our sponsor to us, no compensation or fees of any kind are paid to our sponsor, initial stockholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 1, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 21,712,500 shares of our common stock, consisting of (i) 17,400,000 shares of our Class A common stock and (ii) 4,312,500 shares of our Class B common stock, issued and outstanding as of April 1, 2021. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Progress Capital I LLC (2)	—	—	4,312,500	100%	19.9%
Warren Schlichting (2)	—	—	4,312,500	100%	19.9%
Richard Gallagher (2)	—	—	4,312,500	100%	19.9%
David Arslanian (2)	—	—	4,312,500	100%	19.9%
Chris Kelly (3)	—	—	—	—	—
Rich Battista (3)	—	—	—	—	—
Sanjay Puri (3)	—	—	—	—	—
Carl Vogel (3)	—	—	—	—	—
Luisa Ingargiola (3)	—	—	—	—	—
All directors and executive officers as a group ( 8 individuals)	—	—	4,312,500	100%	19.9%
Linden Advisors LP (4)	860,000	5.7%

*	less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Progress Acquisition Corp., 50 Milk Street, 16th Floor, Boston, MA 02109. The business address of EarlyBirdCapital is 366 Madison Avenue, New York, New York 10017.
(2)	Represents securities held by Progress Capital I LLC, our sponsor, of which David Arslanian, Richard Gallagher and Warren Schlichting are managing members. Accordingly, all securities held by our sponsor may ultimately be deemed to be beneficially held by David Arslanian, Richard Gallagher and Warren Schlichting.
(3)	Does not include any securities held by Progress Capital I LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.
(4)	According to Schedule 13G filed with the SEC on February 8, 2021, by Linden Capital L.P. (“LCLP”), Linden GP LLC (“LGP”), Linden Advisors LP (“LALP”) and Siu Min Wong (“Wong”). The business address of LCLP is 31 Victoria Street, Hamilton HM10, Bermuda. LGP is the general partner of LCLP and, in such capacity, may be deemed to beneficially own the shares held by LCLP. LALP is the investment manager of LCLP and trading advisor or investment advisor for the LCLP separately managed accounts (the “Managed Accounts”). Mr Wong is the principal owner and controlling person of LALP and LGP. In such capacities, LALP and Wong may each be deemed to beneficially own the shares held by each of LCLP and the Managed Accounts. The business address for each of LGP, LALP, and Wong is 590 Madison Avenue, 15th Floor, New York, NY 10022.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On October 29, 2020, we issued 3,593,750 shares of Class B common stock to the sponsor for $25,000 in cash, or approximately $0.007 per share. In February 2021, we effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 4,312,500 founder shares outstanding and held by the Sponsor.

Simultaneously with the closing of our initial public offering, our sponsor purchased an aggregate of 4,450,000 private placement warrants at a price of $1.00 per private placement warrant, for an aggregate purchase price of $4,450,000, in a private placement. On February 22, 2021, simultaneously with the closing of the underwriters’ full exercise of the over-allotment option, we completed the private sale of an aggregate of 200,000 private placement warrants to our sponsor, at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $200,000. The private placement warrants are identical to the public warrants except that the private placement warrants: (i) will not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, as described in our initial public offering, in each case so long as they are held by the initial purchasers or any of their permitted transferees. If the private placement warrants are held by holders other than the initial purchasers or any of their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the public warrants.

On September 30, 2020, our sponsor agreed to loan to us up to $300,000 to be used for a portion of the expenses of our initial public offering. As of February 11, 2021, we had an outstanding balance of $141,700 under the promissory note (the “Note”). We repaid the Note balance in full on February 12, 2021.

In order to meet our working capital needs following the consummation of our initial public offering, the sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from the trust account would be used for such repayment. At February 11, 2021, no such working capital loans were outstanding.

Commencing on February 8, 2021, the Company has made a payment of a monthly fee of $10,000 to the Sponsor for administrative services including office space, utilities and secretarial support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Director Independence

Currently, Messrs. Kelly, Battista and Vogel and Ms. Ingargiola are each considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 totaled approximately $25,000. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $40,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum for tax services, planning or advice for the year ended December 31, 2020.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

PROGRESS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Progress Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Progress Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 23, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 23, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY

April 2, 2021

PROGRESS ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020

Assets
Cash	$560
Deferred offering costs	100,521
Total assets	$101,081

Liabilities and Stockholders’ Equity
Accrued offering costs and expenses	$22,660
Promissory note – related party	56,000
Total current liabilities	78,660

Commitments and Contingencies

Stockholders’ Equity:
Preference stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 150,000 shares issued and outstanding(1)	15
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding(2)	431
Additional paid-in capital	24,554
Accumulated deficit	(2,579)
Total stockholders’ equity	22,421
Total Liabilities and Stockholders’ Equity	$101,081

(1)	On February 8, 2021, as part of an upsizing of the IPO, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in an aggregate of 150,000 representative shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender and stock (see Note 6).

(2)	Includes up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 8, 2021, as part of an upsizing of the IPO, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 4,312,500 founder shares outstanding and held by the Sponsor (up to 562,500 of which are subject to forfeiture by our sponsor if the underwriters’ over-allotment option is not exercised in full). All shares and associated amounts have been retroactively restated to reflect the share surrender and stock split (see Notes 5 and 7). On February 22, 2021, as a result of the underwriters’ election to fully exercise of their over-allotment option (see Note 3), the 562,500 shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

PROGRESS ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM SEPTEMBER 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$2,579
Net loss	$(2,579)

Basic and diluted weighted average shares outstanding(1)	3,774,242

Basic and diluted net loss per share	$(0.00)

(1)	Excludes up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 8, 2021, as part of an upsizing of the IPO, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 4,312,500 founder shares outstanding and held by the Sponsor (up to 562,500 of which are subject to forfeiture by our sponsor if the underwriters’ over-allotment option is not exercised in full). All shares and associated amounts have been retroactively restated to reflect the share surrender and stock split (see Notes 5 and 7). On February 22, 2021, as a result of the underwriters’ election to fully exercise of their over-allotment option (see Note 3), the 562,500 shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

PROGRESS ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares(1)	Amount	Shares(2)	Amount	Capital	Deficit	Equity
Balance as of September 23, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Issuance of representative shares	150,000	15	—	—	(15)	—	—
Net loss	—	—	—	—	—	(2,579)	(2,579)
Balance as of December 31, 2020	150,000	$15	4,312,500	$431	$24,554	$(2,579)	$22,421

(1)	On February 8, 2021, as part of an upsizing of the IPO, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in an aggregate of 150,000 representative shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender and stock (see Note 6).

(2)	Includes up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 8, 2021, as part of an upsizing of the IPO, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 4,312,500 founder shares outstanding and held by the Sponsor (up to 562,500 of which are subject to forfeiture by our sponsor if the underwriters’ over-allotment option is not exercised in full). All shares and associated amounts have been retroactively restated to reflect the share surrender and stock split (see Notes 5 and 7). On February 22, 2021, as a result of the underwriters’ election to fully exercise of their over-allotment option (see Note 3), the 562,500 shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

PROGRESS ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM SEPTEMBER 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(2,579)
Changes in current assets and liabilities:
Accrued offering costs and expenses	1,701
Net cash used in operating activities	(878)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of promissory note to related party	56,000
Payment of deferred offering costs	(79,562)
Net cash provided by financing activities	1,438

Net change in cash	560

Cash, September 23, 2020 (inception)	—
Cash, end of the period	$560

Supplemental disclosure of cash flow information:
Accrued deferred offering costs	$20,959
Issuance of representative shares	$15

The accompanying notes are an integral part of the financial statements.

PROGRESS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 1 — Organization and Business Operation

Organization and General

Progress Acquisition Corp. (the “Company”) was incorporated as a Delaware company on September 23, 2020. The Company was incorporated for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from September 23, 2020, the Company’s inception, through December 31, 2020, relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Progress Capital I LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s initial public offering was declared effective on February 8, 2021 (the “Effective Date”). On February 11, 2021, the Company consummated an initial public offering of 15,000,000 units, (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 4,450,000 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating total gross proceeds of $4,450,000.

Transaction costs amounted to $3,477,169 consisting of $3,000,000 of underwriting discount and $477,169 of other offering costs. In addition, $1,168,966 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company granted the underwriters in the IPO a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments, if any. On February 22, 2021, the underwriters exercised the over-allotment option in full to purchase 2,250,000 Units (the “Over-allotment Units”), generating an aggregate of gross proceeds of $22,500,000, and incurred $200,000 in cash underwriting fees and $250,000 in deferred underwriting fees.

Trust Account

Following the closing of the IPO on February 11, 2021 and the underwriters’ full exercise of over-allotment option on February 22, 2021, $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, the sale of Over-allotment Units and the sale of the Private Placement Warrants was placed in a Trust Account maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in trust will be held as cash items or invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination within 21 months from the closing of the IPO (the “Combination Period”). The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

Initial Business Combination

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

In connection with any proposed Business Combination, the Company will either (1) seek stockholder approval of the initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide its public stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable).

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company’s initial stockholders, officers and directors, and their affiliates have agreed (i) to vote any shares owned by them in favor of any proposed Business Combination, (ii) not to convert any shares in connection with a stockholder vote to approve a proposed initial Business Combination, and (iii) not to sell any shares to the Company in a tender offer in connection with any proposed Business Combination.

Liquidation

If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to the Company but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company believes it is unlikely that the Sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement the Sponsor entered into specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As a result, if the Company liquidates, the per-share distribution from the Trust Account could be less than $10.00 due to claims or potential claims of creditors.

Liquidity

At December 31, 2020, the Company had $560 in cash and has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. On February 11, 2021, the Company consummated the IPO and private placement generating gross proceeds of $154,450,000. On February 22, 2021, the underwriters exercised the over-allotment option in full generating gross proceeds of $22,500,000. Following the closing of the IPO and the underwriters’ full exercise of over-allotment option, after deducting IPO transaction cost the Company had $172.5 million held in trust and approximately $1.2 million held in the Company’s bank account available for working capital needs. As of March 31, 2021, the Company had approximately $0.5 million in cash held outside the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO and that were charged to stockholder’s equity upon the completion of the IPO on February 11, 2021. On February 11, 2021, offering costs in the aggregate of $3,477,169 have been charged to stockholders’ equity (consisting of $3,000,000 of underwriting discount and $477,169 of other offering costs).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period from September 23, 2020 (inception) through December 31, 2020.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Initial Public Offering

Pursuant to the IPO on February 11, 2021, the Company sold 15,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A common stock and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A common stock at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable 30 days after the completion of the initial Business Combination, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

On February 22, 2021, the Underwriters exercised the over-allotment option in full to purchase 2,250,000 Units.

Following the closing of the IPO on February 11, 2021 and the underwriters’ full exercise of over-allotment option on February 22, 2021, $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, the sale of Over-allotment Units and the sale of the Private Placement Warrants was placed in a Trust Account maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in trust will be held as cash items or invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 4,450,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $4,450,000, in a private placement (the “Private Placement”).

On February 22, 2021, simultaneously with the closing of the underwriters’ full exercise of the over-allotment option, the Company completed the private sale of an aggregate of 200,000 Private Placement Warrants to the Sponsor, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $200,000.

The Private Placement Warrants are identical to the warrants sold in the IPO except that the Private Placement Warrants: (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, as described in the IPO, in each case so long as they are held by the initial purchasers or any of their permitted transferees. If the Private Placement Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

Note 5 — Related Party Transactions

Founder Shares

On October 29, 2020, the Company issued 3,593,750 shares of Class B common stock to the Sponsor for $25,000 in cash, or approximately $0.007 per share, up to 468,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. In February 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 4,312,500 founder shares outstanding and held by the Sponsor (up to 562,500 of which are subject to forfeiture by our sponsor if the underwriters’ over-allotment option is not exercised in full). On February 22, 2021, the underwriter exercised its over-allotment option in full, hence, the 562,500 Founder Shares are no longer subject to forfeiture since then.

Holders of the founder shares have agreed not to transfer, assign or sell (subject to certain limited exceptions set forth below) their founder shares or any shares of the Company’s Class A common stock issuable upon conversion thereof: (i) with respect to 50% of such shares, for a period ending on the earlier of the one-year anniversary of the date of the consummation of the initial Business Combination and the date on which the closing price of the Company’s Class A common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination and (ii) with respect to the remaining 50% of such shares, for a period ending on the one-year anniversary of the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note – Related Party

On September 30, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of March 31, 2021 or the closing of the IPO. The loan were repaid upon the closing of the IPO out of the offering proceeds not being placed in the Trust Account. As of December 31, 2020, the Company had $56,000 borrowings under the promissory note. On February 12, 2021, the Company paid $141,700, the outstanding balance in full, from the proceeds of the IPO.

Related Party Loans

In order to meet the Company’s working capital needs following the consummation of the IPO, the Sponsor, officers, directors and their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. At December 31, 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on February 8, 2021, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for administrative services including office space, utilities and secretarial support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares and representative shares issued and outstanding on the date of the IPO, as well as the holders of the Private Placement Warrants and any warrants the Sponsor, officers, directors or their affiliates may be issued in payment of Working Capital Loans made to the Company (and all underlying securities), will be entitled to registration rights pursuant to an agreement signed on February 8, 2021. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the lockup period for these shares of common stock expires. The holders of a majority of the representative shares, Private Placement Warrants and warrants issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Notwithstanding anything to the contrary, EarlyBirdCapital may only make a demand on one occasion and only during the five-year period beginning on February 8, 2021. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of a Business Combination; provided, however, that EarlyBirdCapital may participate in a “piggy-back” registration only during the seven-year period beginning on February 8, 2021. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters have a 45-day option from February 11, 2021 to purchase up to an aggregate of 2,250,000 additional Units to cover over-allotments, if any. On February 22, 2021, the underwriters purchased an additional 2,250,000 units to exercise its over-allotment option in full. The proceeds of $22,500,000 from the over-allotment was deposited in the Trust Account after deducting the cash underwriting discounts.

The underwriters are entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $3,450,000 since the underwriters’ over-allotment was exercised in full, $250,000 of which will be deferred underwriting discount, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. Additionally, if the Company consummates its initial business combination, the underwriter is entitled to a cash fee for its services in relation thereto in an aggregate amount equal to up to 3.5% of the total gross proceeds raised in such offering.

Representative’s Common Stock

In December 2020, the Company issued to designees of EarlyBirdCapital 150,000 representative shares for nominal consideration. The holders of the representative shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial Business Combination. In addition, the holders of the representative shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period.

The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following February 8, 2021 pursuant to Rule 5110(e)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold during the IPO, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following February 8, 2021 or commencement of sales of the IPO, except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.

Right of First Refusal

The Company has granted EarlyBirdCapital a right of first refusal for a period commencing from the consummation of the IPO until the consummation of the initial Business Combination (or the liquidation of the Trust Account in the event that the Company fails to consummate its initial Business Combination within the Combination Period) to act as book running manager, placement agent and/or arranger for all financings where the Company seeks to raise equity, equity-linked, debt or mezzanine financings relating to or in connection with a Business Combination.

In addition, under certain circumstances EarlyBirdCapital will be granted, for a period of 12 months from the closing of the IPO, the right to act as lead underwriter for the next U.S. registered public offering of securities undertaken by the Company or the Sponsor or its affiliates for the purpose of raising up to $150 million in capital and placing 90% or more of the proceeds in a trust or escrow account to be used to acquire one or more operating businesses that have not been identified at the time of the IPO.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2020, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 150,000 shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. On October 29, 2020, the Company issued 3,593,750 shares of Class B common stock to the Sponsor for $25,000 in cash, or approximately $0.007 per share, up to 468,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. In February 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 4,312,500 founder shares outstanding and held by the Sponsor (up to 562,500 of which are subject to forfeiture by our sponsor if the underwriters’ over-allotment option is not exercised in full). At December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding. The founder shares included an aggregate of up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. As a result of the underwriters’ election to fully exercise of their over-allotment option on February 22, 2021, the 562,500 shares were no longer subject to forfeiture.

Holders of the founder shares transfer, assign or sell (subject to certain limited exceptions set forth below) their founder shares and any shares of the Company’s Class A common stock issuable upon conversion thereof: (i) with respect to 50% of such shares, for a period ending on the earlier of the one-year anniversary of the date of the consummation of the initial Business Combination and the date on which the closing price of the Company’s Class A common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination and (ii) with respect to the remaining 50% of such shares, for a period ending on the one-year anniversary of the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Warrants — No warrants were outstanding as of December 31, 2020. Each whole warrant entitles the holder to purchase one Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor, initial stockholders or their affiliates, without taking into account any founder shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

The warrants will become exercisable 30 days after the completion of the initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Class A common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of Class A common stock for the 5 trading days ending on the trading day prior to the date of exercise.

The Company may call the warrants for redemption in whole and not in part, at a price of $0.01 per warrant,

●	At any time after the warrants become exercisable,

●	Upon not less than 30 days’ prior written notice of redemption to each warrant holder,

●	If, and only if, the reported last sale price of the shares of Class A common stock equals or exceeds $21.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

If the Company call the warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements to be issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the IPO as described in Note 3 and 4 and the events disclosed below.

On February 8, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in there being an aggregate of 4,312,500 founder shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend (see Note 5).

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 8, 2021, by and between the Company and EarlyBirdCapital, Inc., as representative of the several underwriters. (3)
1.2	Business Combination Marketing Agreement, dated February 8, 2021, by and between the Company and EarlyBirdCapital, Inc.*
3.1	Amended and Restated Certificate of Incorporation. (3)
4.4	Warrant Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities*
10.1	Letter Agreement, dated February 8, 2021, by and among the Company, its officers, its directors and the Sponsor. (3)
10.2	Investment Management Trust Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.4	Registration Rights Agreement, dated February 8, 2021, by and between the Company, the Sponsor and EarlyBirdCapital, Inc. (3)
10.5	Administrative Support Agreement, dated February 8, 2021, by and between the Company and Progress Partners IB, Inc. (3)
10.6	Private Placement Warrants Purchase Agreement, dated February 8, 2021, by and between the Company and the Sponsor. (3)
10.7	Securities Subscription Agreement, dated September 30, 2020, by and between the Company and Progress Capital I LLC. (1)
10.8	Form of Indemnification Agreement (2)
14	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on January 13, 2021.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on January 26, 2021.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 12, 2021.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March April 2, 2021	Progress Acquisition Corp.

	By:	/s/ Warren Schlichting
	Name:	Warren Schlichting
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Warren Schlichting	Chief Executive Officer and Director	April 2, 2021
Warren Schlichting	(Principal Executive Officer)

/s/ Richard Gallagher	Chief Financial Officer	April 2, 2021
Richard Gallagher	(Principal Financial and Accounting Officer)

/s/ Carl E. Vogel	Non-Executive Chairman	April 2, 2021
Carl E. Vogel

/s/ Sanjay Puri	Director	April 2, 2021
Sanjay Puri

/s/ Chris Kelly	Non-Executive Vice Chairman, Director	April 2, 2021
Chris Kelly

/s/ Rich Battista	Director	April 2, 2021
Rich Battista

/s/ Luisa Ingargiola	Director	April 2, 2021
Luisa Ingargiola