Form 10-Q
period 2021-03-31
Progress Acquisition Corp.
filed 2021-05-24
CIK 1833213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39735

PROGRESS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-3303412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Milk Street, 16th Floor Boston, MA, 02109
(Address of Principal Executive Offices, including zip code)

(617) 401-2700
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	PGRWU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	PGRW	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	PGRWW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of May 21, 2021, there were 17,400,000 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

PROGRESS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PROGRESS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$345,595	$560
Prepaid expenses	500,340	-
Deferred offering costs	-	100,521
Total current assets	845,935	101,081
Marketable securities held in Trust Account	172,500,524	-
Total Assets	$173,346,459	$101,081

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$269	$22,660
Promissory note - related party	-	56,000
Total current liabilities	269	78,660
Warrant liability	2,517,979	-
Deferred underwriting discount	250,000	-
Total liabilities	2,768,248	78,660

Commitments and Contingencies
Class A common stock subject to possible redemption, 16,557,821 shares and 0 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	165,578,210	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 842,179 shares and 150,000 shares issued and outstanding (excluding 16,557,821 shares and 0 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	84	15
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares and 4,312,500 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	431	431
Additional paid-in capital	3,019,106	24,554
Retained earnings (accumulated deficit)	1,980,380	(2,579)
Total Stockholders’ Equity	5,000,001	22,421

Total Liabilities and Stockholders’ Equity	$173,346,459	$101,081

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021
Formation and operating costs	$149,586
Loss from operations	(149,586)

Other income (expense)
Trust interest income	524
Other expense relating to fair value exceeding amount paid for warrants	(1,318,351)
Unrealized gain on change in fair value of warrants	3,450,372
Total other income	2,132,545

Net income	$1,982,959

Basic and diluted weighted average shares outstanding, common stock subject to redemption	7,481,605
Basic and diluted net income per share	$-

Basic and diluted weighted average shares outstanding, common stock	5,905,895
Basic and diluted net income per share	$0.34

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Equity
Balance as of December 31, 2020	150,000	$15	4,312,500	$431	$24,554	$(2,579)	$22,421
Sale of 17,250,000 Units, net of underwriting discount and offering expenses	17,250,000	1,725	-	-	168,571,106	-	168,572,831
Net income	-	-	-	-	-	1,982,959	1,982,959
Class A common stock subject to possible redemption	(16,557,821)	(1,656)	-	-	(165,576,554)	-	(165,578,210)

Balance as of March 31, 2021	842,179	$84	4,312,500	$431	$3,019,106	$1,980,380	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021

Cash flows from Operating Activities:
Net income	$1,982,959
Adjustments to reconcile net income to net cash used in operating activities:
Other expense relating to fair value exceeding amount paid for warrants	1,318,351
Unrealized gain on change in fair value of warrants	(3,450,372)
Interest earned on marketable securities held in Trust Account	(524)
Changes in current assets and current liabilities:
Prepaid expenses	(500,340)
Accrued offering costs and expenses	78,130
Net cash used in operating activities	(571,796)

Cash Flows from Investing Activities:
Investment held in Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	147,000,000
Proceeds from over-allotment, net of underwriters’ fees	22,300,000
Proceeds from private placement	4,650,000
Proceeds from issuance of promissory note to related party	85,700
Payment to promissory note to related party	(141,700)
Payment of deferred offering costs	(477,169)
Net cash provided by financing activities	173,416,831

Net change in cash	345,035
Cash, beginning of the period	560
Cash, end of the period	$345,595

Supplemental disclosure of cash flow information
Deferred underwriting commissions charged to additional paid in capital	$250,000
Initial value of Class A common stock subject to possible redemption	$140,280,090
Change in value of Class A common stock subject to possible redemption	$25,298,120

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

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

The Company has selected December 31 as its fiscal year end.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from September 23, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is Progress Capital I LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on February 8, 2021 (the “Effective Date”). On February 11, 2021, the Company consummated the IPO of 15,000,000 units, (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is discussed in Note 3.

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

Trust Account

Following the closing of the IPO on February 11, 2021 and the underwriters’ full exercise of over-allotment option on February 22, 2021, $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in a Trust Account maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in trust will be held as cash items or invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination within 21 months from the closing of the IPO (the “Combination Period”). The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $0.3 million in its operating bank account, and working capital of approximately $0.8 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $141,700 (see Note 6). The Company fully paid the note to the Sponsor on February 12, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, officers, directors and their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Revision of Previously Issued Financial Statements

On April 12, 2021, the Staff of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of February 8, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 8,625,000 Public Warrants and (ii) the 4,650,000 Private Placement Warrants (See Note 4 and Note 5). The Company previously accounted for all Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that the Public Warrants qualify for equity treatment as they meet the indexation rule and there is no net cash settlement requirement on the Company, while the Private Placement Warrants require liability classification as they fail the indexation rule. As the Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Placement Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to revise the Company’s previously issued audited balance sheet as of February 11, 2021 as previously reported in its Form 8-K. The revised classification and reported values of the Private Placement Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect of the revision on each balance sheet line item as of the date:

	As Previously Reported	Revision Adjustment	As Revised
Balance Sheet at February 11, 2021
Warrant Liability	$-	$5,711,648	$5,711,648
Class A common stock subject to possible redemption	145,991,740	(5,711,650)	140,280,090
Class A common stock	55	57	112
Additional paid-in capital	5,005,605	1,261,593	6,267,198
Accumulated deficit	$(6,089)	$(1,261,648)	$(1,267,737)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on February 18, 2021 and February 10, 2021, respectively.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statement. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were invested in money market funds.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2021 and December 31, 2020 due to the short maturities of such instruments.

The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified as Level 3. See Note 7 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,275,000 shares of common stock in the aggregate.

The Company’s statement of operations includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per common share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock outstanding since original issuance. Net income per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the periods. Non-redeemable common stock includes the founder shares as these common stock do not have any redemption features and do not participate in the income earned on the Trust Account.

For the Three Months Ended March 31, 2021
Common stock subject to possible redemption
Numerator: Net income allocable to common stock subject to possible redemption
Interest income on marketable securities held in trust	$499
Less: interest available to be withdrawn for payment of taxes	(499)
Net income allocable to common stock subject to possible redemption	$-
Denominator: Weighted average redeemable common stock
Redeemable common stock, basic and diluted	7,481,605
Basic and diluted net income per share, redeemable common stock	$-
Non-redeemable common stock
Numerator: Net income minus redeemable net earnings
Net income	$1,982,959
Redeemable net earnings	-
Non-redeemable net income	$1,982,959
Denominator: Weighted average non-redeemable basic and diluted weighted average shares outstanding, common stock	5,905,895
Basic and diluted net income per share, common stock	$0.34

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on February 11, 2021, offering costs in the aggregate of $3,477,169 have been charged to stockholders’ equity (consisting of $3,000,000 of underwriting discount and $477,169 of other offering costs).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the private placement warrants are a derivative instrument. (See Note 5).

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31,2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 4 — Initial Public Offering

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

Note 5 — Private Placement Warrants

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

The Company has accounted for the 4,650,000 Private Placement Warrants in accordance with the guidance contained in FASB ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Note 6 — Related Party Transactions

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

Promissory Note — Related Party

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

Related Party Loans

In order to meet the Company’s working capital needs following the consummation of the IPO, the Sponsor, officers, directors and their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of March 31, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on February 8, 2021, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for administrative services including office space, utilities and secretarial support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 7 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$172,500,524	$172,500,524	$-	$-
	$172,500,524	$172,500,524	$-	$-
Liabilities:
Warrant Liability	$2,517,979	$-	$-	$2,517,979
	$2,517,979	$-	$-	$2,517,979

The following table sets forth a summary of the changes in the fair value of the warrant liability for the three months ended March 31, 2021:

Warrant Liability
Fair value as of January 1, 2021	$—
Initial fair value of warrant liability upon issuance at IPO	5,711,648
Initial fair value of warrant liability upon issuance at over-allotment	256,703
Revaluation of warrant liability included in other income within the statement of operations for the three months ended March 31, 2021	(3,450,372)
Fair value as of March 31, 2021	$2,517,979

Note 8 — Commitments and Contingencies

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

Representative’s Common Stock

In December 2020, the Company issued to designees of EarlyBirdCapital 150,000 representative shares for nominal consideration. The holders of the representative shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial Business Combination. In addition, the holders of the representative shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period. The stock were treated as cost of capital and charged directly to stockholders’ equity.

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

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares at par value of $0.0001 each. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 842,179 and 150,000 shares of common stock issued and outstanding, excluding 16,557,821 and 0 shares of Class A common stock subject to possible redemption.

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

Public Warrants

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “PROGRESS ACQUISITION CORP.,” “our,” “us” or “we” refer to PROGRESS ACQUISITION CORP.. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We were formed on September 23, 2020 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region although we currently are focusing on target businesses in the nexus of media, entertainment and technology. We are intending to utilize cash derived from the proceeds of our initial public offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination. The issuance of additional shares of common stock or preferred stock:

●	may significantly reduce the equity interest of our stockholders, which dilution would increase if the anti-dilution provisions in our Class B common stock resulted in the issuance of our Class A common stock on a greater than one-to-one basis upon conversion of our Class B common stock;

●	may subordinate the rights of holders of shares of Class A common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of Class A common stock;

●	will likely cause a change in control if a substantial number of our shares of Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations:

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

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

Results of Operations

As of March 31, 2021, we have not commenced any operations. All activity for the period from September 23, 2020 (inception) through March 31, 2021 relates to our formation and initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended March 31, 2021, we had a net income of $1,982,959 which was comprised of operating costs of $149,586, interest income of $524 from marketable securities held in our Trust Account, unrealized gain on change in fair value of warrants of $3,450,372, and other expense relating to fair value exceeding amount paid for warrants of $1,318,351.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $0.3 million in our operating bank account, and working capital of approximately $0.8 million.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $141,700. We fully paid the note to the Sponsor on February 12, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, officers, directors and their affiliates may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,275,000 shares of common stock in the aggregate.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “SEC Warrant Accounting Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The SEC Warrant Accounting Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Warrant Accounting Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a lability measured at fair value, with changes in fair value each period reported in earnings.”

The warrant agreement governing the Company’s warrants includes a provision that provides for potential changes to the settlement amounts dependent on the characteristics of the holder of the warrant. Upon review of the statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.

The Company previously classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the public warrants qualify for equity treatment but the private placement warrants are precluded from equity classification. As a result, the private placement warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the events that led to the Company’s revision of its financial statement described above, as of March 31, 2021, a material weakness existed and our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the above-mentioned revisions to our financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

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

There has been no material change in the planned use of the proceeds from our initial public offering and the private placement as is described in the Company’s final prospectus related to our initial public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 8, 2021, by and between the Company and EarlyBirdCapital, Inc., as representative of the several underwriters. (2)
1.2	Business Combination Marketing Agreement, dated February 8, 2021, by and between the Company and EarlyBirdCapital, Inc.(3)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement dated February 8, 2021 between Continental Stock Transfer & Trust Company and the Company. (2)
10.1	Letter Agreement, dated February 8, 2021, by and among the Company, its officers, its directors and the Sponsor. (2)
10.2	Investment Management Trust Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)
10.4	Registration Rights Agreement, dated February 8, 2021, by and between the Company, the Sponsor and EarlyBirdCapital, Inc. (2)
10.5	Administrative Support Agreement, dated February 8, 2021, by and between the Company and Progress Partners IB, Inc. (2)
10.6	Private Placement Warrants Purchase Agreement, dated February 8, 2021, by and between the Company and the Sponsor. (2)
10.7	Form of Indemnification Agreement (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to the Company’s Form S-1, originally filed with the SEC on January 13, 2021, as amended.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 12, 2021.
(3)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on April 2, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESS ACQUISITION CORP.

Date: May 21, 2021	By:	/s/ Warren Schlichting
	Name:	Warren Schlichting
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2021	By:	/s/ Richard Gallagher
	Name:	Richard Gallagher
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

