Form 10-Q
period 2021-06-30
Progress Acquisition Corp.
filed 2021-08-17
CIK 1833213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, there were 17,400,000 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

PROGRESS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PROGRESS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30	December 31,
	2021	2020
	(unaudited)
Assets
Cash	$254,165	$560
Prepaid expenses	253,001	-
Deferred offering costs	-	100,521
Total current assets	507,166	101,081
Prepaid expenses, non-current	153,425	-
Marketable securities held in Trust Account	172,504,450	-
Total Assets	$173,165,041	$101,081

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$60,799	$22,660
Promissory note - related party	-	56,000
Total current liabilities	60,799	78,660
Warrant liability	3,657,906	-
Deferred underwriting discount	250,000	-
Total liabilities	3,968,705	78,660

Commitments and Contingencies
Class A common stock subject to possible redemption, 16,419,633 shares and 0 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	164,196,330	24,554

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 980,367 shares and 150,000 shares issued and outstanding (excluding 16,419,633 shares and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	98	15
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares and 4,312,500 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	431	431
Additional paid-in capital	4,400,972	24,554
Retained earnings (accumulated deficit)	598,505	(2,579)
Total Stockholders’ Equity	5,000,006	22,421

Total Liabilities and Stockholders’ Equity	$173,165,041	$101,081

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Formation and operating costs	245,874	395,460
Loss from operations	(245,874)	(395,460)

Other income (expense)
Trust interest income	3,926	4,450
Other expense relating to fair value exceeding amount paid for warrants	-	(1,318,351)
Unrealized (loss) gain on change in fair value of warrants	(1,139,927)	2,310,445
Total other (expense) income	(1,136,001)	996,544

Net (loss) income	$(1,381,875)	$601,084

Basic and diluted weighted average shares outstanding, common stock subject to redemption	16,557,821	12,044,785
Basic and diluted net income per share	$-	$-

Basic and diluted weighted average shares outstanding, common stock	5,154,679	5,528,212
Basic and diluted net (loss) income per share	$(0.27)	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of December 31, 2020	150,000	$15	4,312,500	$431	$24,554	$(2,579)	$22,421
Sale of 17,250,000 Units, net of underwriting discount and offering expenses	17,250,000	1,725	-	-	168,571,106	-	168,572,831
Net income	-	-	-	-	-	1,982,959	1,982,959
Class A common stock subject to possible redemption	(16,557,821)	(1,656)	-	-	(165,576,554)	-	(165,578,210)

Balance as of March 31, 2021	842,179	$84	4,312,500	$431	$3,019,106	$1,980,380	$5,000,001
Net loss	-	-	-	-	-	(1,381,875)	(1,381,875)
Class A common stock subject to possible redemption	138,188	14	-	-	1,381,866	-	1,381,880

Balance as of June 30, 2021	980,367	$98	4,312,500	$431	$4,400,972	$598,505	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the
Six Months Ended June 30,
2021

Cash flows from Operating Activities:
Net income	$601,084
Adjustments to reconcile net income to net cash used in operating activities:
Other expense relating to fair value exceeding amount paid for warrants	1,318,351
Unrealized gain on change in fair value of warrants	(2,310,445)
Interest earned on marketable securities held in Trust Account	(4,450)
Changes in current assets and current liabilities:
Prepaid expenses	(406,426)
Accrued offering costs and expenses	138,660
Net cash used in operating activities	(663,226)

Cash Flows from Investing Activities:
Investment held in Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	147,000,000
Proceeds from over-allotment, net of underwriters’ fees	22,300,000
Proceeds from private placement	4,650,000
Proceeds from issuance of promissory note to related party	85,700
Payment to promissory note to related party	(141,700)
Payment of deferred offering costs	(477,169)
Net cash provided by financing activities	173,416,831

Net change in cash	253,605
Cash, beginning of the period	560
Cash, end of the period	$254,165

Supplemental disclosure of cash flow information
Deferred underwriting commissions charged to additional paid in capital	$250,000
Initial value of Class A common stock subject to possible redemption	$140,280,090
Change in value of Class A common stock subject to possible redemption	$23,916,240

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

As of June 30, 2021, the Company had not commenced any operations. Significant activity for the period from September 23, 2020 (inception) through June 30, 2021, relates to the Company’s formation and the initial public offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Trust Account

Following the closing of the IPO on February 11, 2021, and the underwriters’ full exercise of over-allotment option on February 22, 2021, $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in a Trust Account maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in trust will be held as cash items or invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination within 21 months from the closing of the IPO (the “Combination Period”). The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $0.3 million in its operating bank account, and working capital of approximately $0.4 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $141,700 (see Note 5). The Company fully paid the note to the Sponsor on February 12, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, officers, directors and their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were invested in money market funds.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2021 and December 31, 2020 due to the short maturities of such instruments.

The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified as Level 3. See Note 6 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise price of the warrants is higher than the market price. The warrants are exercisable to purchase 13,275,000 shares of common stock in the aggregate.

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock outstanding since original issuance. Net income (loss) per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the periods. Non-redeemable common stock includes the founder shares as these common stock do not have any redemption features and do not participate in the income earned on the Trust Account.

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Common stock subject to possible redemption
Numerator: Net income allocable to common stock subject to possible redemption
Interest income on marketable securities held in trust	$3,705	$4,199
Less: interest available to be withdrawn for payment of taxes	$(3,705)	$(4,199)
Net income allocable to common stock subject to possible redemption	$-	$-
Denominator: Weighted average redeemable common stock
Redeemable common stock, basic and diluted	16,557,821	12,044,785
Basic and diluted net income per share, redeemable common stock	$-	$-
Non-redeemable common stock
Numerator: Net (loss) income minus redeemable net earnings
Net (loss) income	$(1,381,875)	$601,084
Redeemable net earnings	$-	$-
Non-redeemable net (loss) income	$(1,381,875)	$601,084
Denominator: Weighted average non-redeemable basic and diluted weighted average shares outstanding, common stock	5,154,679	5,528,212
Basic and diluted net (loss) income per share, common stock	$(0.27)	$0.11

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the private placement warrants are a derivative instrument. (See Note 4).

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Following the closing of the IPO on February 11, 2021, and the underwriters’ full exercise of over-allotment option on February 22, 2021, $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, the sale of Over-allotment Units and the sale of the Private Placement Warrants was placed in a Trust Account maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in trust will be held as cash items or invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Note 4 — Private Placement Warrants

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

Promissory Note — Related Party

On September 30, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of June 30, 2021 or the closing of the IPO. The loan were repaid upon the closing of the IPO out of the offering proceeds not being placed in the Trust Account. The Company had borrowed $141,700 under the promissory note, and the note was paid in full on February 12, 2021.

Related Party Loans

In order to meet the Company’s working capital needs following the consummation of the IPO, the Sponsor, officers, directors and their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of June 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on February 8, 2021, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for administrative services including office space, utilities and secretarial support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2021, the Company incurred $30,000 and $50,000 administrative service fees, respectively.

Note 6 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$172,504,450	$172,504,450	$-	$-
	$172,504,450	$172,504,450	$-	$-
Liabilities:
Warrant Liability	$3,657,906	$-	$-	$3,657,906
	$3,657,906	$-	$-	$3,657,906

The following table sets forth a summary of the changes in the fair value of the warrant liability for the six months ended June 30, 2021:

Warrant Liability
Fair value as of January 1, 2021	$-
Initial fair value of warrant liability upon issuance at IPO	5,711,648
Initial fair value of warrant liability upon issuance at over-allotment	256,703
Revaluation of warrant liability for the three months ended March 31, 2021	(3,450,372)
Fair value as of March 31, 2021	$2,517,979
Revaluation of warrant liability for the three months ended June 30, 2021	1,139,927
Fair value as of June 30, 2021	$3,657,906

Note 7 — Commitments and Contingencies

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares at par value of $0.0001 each. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 980,367 and 150,000 shares of common stock issued and outstanding, excluding 16,419,633 and 0 shares of Class A common stock subject to possible redemption.

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

Note 9 — Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “PROGRESS ACQUISITION CORP.,” “our,” “us” or “we” refer to PROGRESS ACQUISITION CORP. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

As of June 30, 2021, we have not commenced any operations. All activity for the period from September 23, 2020 (inception) through June 30, 2021 relates to our formation and initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended June 30, 2021, we had a net loss of $1,381,875 which was comprised of operating costs of $245,874, interest income of $3,926 from marketable securities held in our Trust Account, and unrealized loss on change in fair value of warrants of $1,139,927.

For the six months ended June 30, 2021, we had a net income of $601,084 which was comprised of operating costs of $395,460, interest income of $4,450 from marketable securities held in our Trust Account, unrealized gain on change in fair value of warrants of $2,310,445, and other expense relating to fair value exceeding amount paid for warrants of $1,318,351.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $0.3 million in our operating bank account, and working capital of approximately $0.4 million.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants is higher than the market price. The warrants are exercisable to purchase 13,275,000 shares of common stock in the aggregate.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the events that led to the Company’s revision of its financial statement described above, as of June 30, 2021, a material weakness existed and our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 8, 2021, by and between the Company and EarlyBirdCapital, Inc., as representative of the several underwriters. (2)
1.2	Business Combination Marketing Agreement, dated February 8, 2021, by and between the Company and EarlyBirdCapital, Inc.(3)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement dated February 8, 2021 between Continental Stock Transfer & Trust Company and the Company. (2)
10.1	Letter Agreement, dated February 8, 2021, by and among the Company, its officers, its directors and the Sponsor. (2)
10.2	Investment Management Trust Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)
10.4	Registration Rights Agreement, dated February 8, 2021, by and between the Company, the Sponsor and EarlyBirdCapital, Inc. (2)
10.5	Administrative Support Agreement, dated February 8, 2021, by and between the Company and Progress Partners IB, Inc. (2)
10.6	Private Placement Warrants Purchase Agreement, dated February 8, 2021, by and between the Company and the Sponsor. (2)
10.7	Form of Indemnification Agreement (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to the Company’s Form S-1, originally filed with the SEC on January 13, 2021, as amended.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 12, 2021.
(3)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on April 2, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESS ACQUISITION CORP.

Date: August 17, 2021	By:	/s/ Warren Schlichting
	Name:	Warren Schlichting
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2021	By:	/s/ Richard Gallagher
	Name:	Richard Gallagher
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)