Form 10-Q
period 2021-09-30
Progress Acquisition Corp.
filed 2021-11-22
CIK 1833213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021, there were 17,400,000 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

PROGRESS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from September 23, 2020 (inception) through September 30, 2020 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and for the period from September 23, 2020 (inception) through September 30, 2020 (unaudited)	3

	Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and for the period from September 23, 2020 (inception) through September 30, 2020 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Control and Procedures	22

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities.	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PROGRESS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Cash	$190,490	$560
Prepaid expenses	250,000	-
Deferred offering costs	-	100,521
Total current assets	440,490	101,081
Prepaid expenses, non-current	90,411	-
Marketable securities held in Trust Account	172,507,995	-
Total Assets	$173,038,896	$101,081

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accrued offering costs and expenses	$201,378	$22,660
Promissory note - related party	-	56,000
Total current liabilities	201,378	78,660
Warrant liability	2,915,428	-
Deferred underwriting discount	250,000	-
Total liabilities	3,366,806	78,660

Commitments and Contingencies
Class A common stock subject to possible redemption, 17,250,000 shares and 0 shares at redemption value at September 30, 2021 and December 31, 2020, respectively	172,507,995	-

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 150,000 shares and 150,000 shares issued and outstanding (excluding 17,250,000 shares and 0 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	15	15
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	431	431
Additional paid-in capital	-	24,554
Accumulated deficit	(2,836,351)	(2,579)
Total Stockholders’ (Deficit) Equity	(2,835,905)	22,421

Total Liabilities and Stockholders’ (Deficit) Equity	$173,038,896	$101,081

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021	For the period from September 23, 2020 (inception) through September 30, 2020
Formation and operating costs	$270,269	$665,729	$878
Loss from operations	(270,269)	(665,729)	(878)

Other income (expense)
Trust interest income	3,545	7,995	-
Other expense relating to fair value exceeding amount paid for warrants	-	(1,318,351)	-
Unrealized gain on change in fair value of warrants	742,478	3,052,923	-
Total other income	746,023	1,742,567	-

Net income (loss)	$475,754	$1,076,838	$(878)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	17,250,000	14,505,495	-
Basic and diluted net income per share	$0.02	$0.06	$-
Basic and diluted weighted average shares outstanding, common stock	4,462,500	4,353,297	3,750,000
Basic and diluted net income (loss) per share	$0.02	$0.06	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of December 31, 2020	150,000	$15	4,312,500	$431	$24,554	$(2,579)	$22,421
Net income	-	-	-	-	-	1,982,959	1,982,959
Accretion of Class A common stock to redemption value (Restated – See Note 2)	-	-	-	-	(24,554)	(3,903,139)	(3,927,693)

Balance as of March 31, 2021 (Restated – See Note 2)	150,000	$15	4,312,500	$431	$-	$(1,922,759)	$(1,922,313)
Net loss	-	-	-	-	-	(1,381,875)	(1,381,875)
Accretion of Class A common stock to redemption value (Restated – See Note 2)	-	-	-	-	-	(3,926)	(3,926)

Balance as of June 30, 2021 (Restated – See Note 2)	150,000	$15	4,312,500	$431	$-	$(3,308,560)	$(3,308,114)
Net income	-	-	-	-	-	475,754	475,754
Accretion of Class A common stock to redemption value	-	-	-	-	-	(3,545)	(3,545)

Balance as of September 30, 2021	150,000	$15	4,312,500	$431	$-	$(2,836,351)	$(2,835,905)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of September 23, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(878)	(878)

Balance as of September 30, 2020	-	$-	-	$-	$-	$(878)	$(878)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Cash flows from Operating Activities:
Net income (loss)	$1,076,838	$(878)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Other expense relating to fair value exceeding amount paid for warrants	1,318,351	-
Unrealized gain on change in fair value of warrants	(3,052,923)	-
Interest earned on marketable securities held in Trust Account	(7,995)	-
Changes in current assets and current liabilities:
Prepaid expenses	(340,411)	-
Accrued offering costs and expenses	279,239	878
Net cash used in operating activities	(726,901)	-

Cash Flows from Investing Activities:
Investment held in Trust Account	(172,500,000)	-
Net cash used in investing activities	(172,500,000)	-

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	147,000,000	-
Proceeds from over-allotment, net of underwriters’ fees	22,300,000	-
Proceeds from private placement	4,650,000	-
Proceeds from issuance of promissory note to related party	85,700	-
Payment to promissory note to related party	(141,700)	-
Payment of deferred offering costs	(477,169)	-
Net cash provided by financing activities	173,416,831	-

Net change in cash	189,930	-
Cash, beginning of the period	560	-
Cash, end of the period	$190,490	$-

Supplemental disclosure of non-cash activities
Deferred underwriting commissions charged to additional paid in capital	$250,000	$-
Initial value of Class A common stock subject to possible redemption	$168,572,831	$-
Accretion of Class A common stock to redemption value	$3,935,164	$-
Accrued deferred offering costs	$-	$37,500

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

As of September 30, 2021, the Company had not commenced any operations. Significant activity for the period from September 23, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is Progress Capital I LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on February 8, 2021 (the “Effective Date”). On February 11, 2021, the Company consummated the IPO of 15,000,000 units, (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is discussed in Note 4.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.2 million in its operating bank account, and working capital of approximately $0.2 million.

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

The Company anticipates that the $0.2 million outside of the Trust Account as of September 30, 2021, will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business. The Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Going Concern Consideration

As of September 30, 2021, the Company had approximately $0.2 million in its operating bank account, and working capital of approximately $0.2 million. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the condensed financial statements. Management plans to address this uncertainty through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Class A common stock and determined that the Class A common stock issued during the IPO and pursuant to the exercise of the underwriters’ over-allotment option can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustments	As Restated
Balance Sheet at February 11, 2021, as revised under Note 2 in the Form 10-Q filed with SEC on May 24, 2021
Class A common stock subject to possible redemption	$140,280,090	$9,719,910	$150,000,000
Class A common stock	112	(97)	15
Class B common stock	431	-	431
Additional paid-in capital	6,267,198	(6,267,198)	-
Accumulated deficit	$(1,267,737)	$(3,452,615)	$(4,720,352)
Total stockholders' equity (deficit)	5,000,004	(9,719,910)	(4,719,906)
Number of shares subject to redemption	14,028,009	971,991	15,000,000

Balance Sheet at March 31, 2021
Class A common stock subject to possible redemption	$165,578,210	$6,922,314	$172,500,524
Class A common stock	84	(69)	15
Class B common stock	431	-	431
Additional paid-in capital	3,019,106	(3,019,106)	-
Accumulated deficit	$1,980,380	$(3,903,139)	$(1,922,759)
Total stockholders' equity (deficit)	5,000,001	(6,922,314)	(1,922,313)
Number of shares subject to redemption	16,557,821	692,179	17,250,000

Statement of Operations for the three months ended March 31, 2021
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	7,481,605	1,443,395	8,925,000
Basic and diluted net income per share	$0.00	$0.15	$0.15
Basic and diluted weighted average shares outstanding, common stock	5,905,895	(1,774,645)	4,131,250
Basic and diluted net income per share	$0.34	$(0.19)	$0.15

Statement of Stockholders’ Equity for the three months ended March 31, 2021
Accretion of Class A common stock to redemption value	$(165,578,210)	$161,650,517	$(3,927,693)

Statement of Cash Flows for the three months ended March 31, 2021
Initial value of Class A common stock subject to possible redemption	$140,280,090	$28,292,741	$168,572,831
Accretion of Class A common stock to redemption value	$25,298,120	$(21,370,427)	$3,927,693

Balance Sheet at June 30, 2021
Class A common stock subject to possible redemption	$164,196,330	$8,308,120	$172,504,450
Class A common stock	98	(83)	15
Class B common stock	431	-	431
Additional paid-in capital	4,400,972	(4,400,972)	-
Retained earnings (Accumulated deficit)	$598,505	$(3,907,065)	$(3,308,560)
Total stockholders' equity (deficit)	5,000,006	(8,308,120)	(3,308,114)
Number of shares subject to redemption	16,419,633	830,367	17,250,000

Statement of Operations for the three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	16,557,821	692,179	17,250,000
Basic and diluted net income (loss) per share	$0.00	$(0.06)	$(0.06)
Basic and diluted weighted average shares outstanding, common stock	5,154,679	(692,179)	4,462,500
Basic and diluted net loss per share	$(0.27)	$0.21	$(0.06)

Statement of Operations for the six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	12,044,785	1,065,712	13,110,497
Basic and diluted net income per share	$0.00	$0.03	$0.03
Basic and diluted weighted average shares outstanding, common stock	5,528,212	(1,230,422)	4,297,790
Basic and diluted net income per share	$0.11	$(0.08)	$0.03

Statement of Stockholders’ Equity for the three months ended June 30, 2021
Accretion of Class A common stock to redemption value	$1,381,880	$(1,385,806)	$(3,926)

Statement of Stockholders’ Equity for the six months ended June 30, 2021
Accretion of Class A common stock to redemption value	$(164,196,330)	$160,264,711	$(3,931,619)

Statement of Cash Flows for the six months ended June 30, 2021
Initial value of Class A common stock subject to possible redemption	$140,280,090	$28,292,741	$168,572,831
Accretion of Class A common stock to redemption value	$23,916,240	$(19,984,621)	$3,931,619

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were invested in money market funds, which are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2021 and December 31, 2020 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

All of the 17,250,000 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2021, the Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$172,500,000
Less:
Class A common stock issuance costs	(3,927,169)
Plus:
Accretion of carrying value to redemption value	3,935,164
Class A common stock subject to possible redemption	$172,507,995

Net Income Per Common Stock

Earnings and losses are shared pro rata between the redeemable shares and non-redeemable shares. The 13,275,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income	$377,974	$97,780	$828,265	$248,573

Denominator:
Weighted-average shares outstanding	17,250,000	4,462,500	14,505,495	4,353,297

Basic and diluted net income per share	$0.02	$0.02	$0.06	$0.06

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2020-06 on its financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Promissory Note — Related Party

On September 30, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of September 30, 2021 or the closing of the IPO. The loan were repaid upon the closing of the IPO out of the offering proceeds not being placed in the Trust Account. The Company had borrowed $141,700 under the promissory note, and the note was paid in full on February 12, 2021.

Related Party Loans

In order to meet the Company’s working capital needs following the consummation of the IPO, the Sponsor, officers, directors and their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of September 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on February 8, 2021, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for administrative services including office space, utilities and secretarial support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2021, the Company incurred $30,000 and $80,000 administrative service fees, respectively.

Note 7 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$172,507,995	$172,507,995	$-	$-
	$172,507,995	$172,507,995	$-	$-
Liabilities:
Warrant Liability	$2,915,428	$-	-	$2,915,428
	$2,915,428	$-	$-	$2,915,428

The estimated fair value of the Private Placement Warrants was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at September 30, 2021:

Input	September 30, 2021
Expected term (years)	5.86
Expected volatility	10.80%
Risk-free interest rate	1.13%
Stock price	$9.81
Dividend yield	0.00%
Exercise price	$11.50

The following table sets forth a summary of the changes in the fair value of the warrant liability for the nine months ended September 30, 2021:

Warrant Liability
Fair value as of January 1, 2021	$-
Initial fair value of warrant liability upon issuance at IPO	5,711,648
Initial fair value of warrant liability upon issuance at over-allotment	256,703
Revaluation of warrant liability for the three months ended March 31, 2021	(3,450,372)
Fair value as of March 31, 2021	$2,517,979
Revaluation of warrant liability for the three months ended June 30, 2021	1,139,927
Fair value as of June 30, 2021	$3,657,906
Revaluation of warrant liability for the three months ended September 30, 2021	(742,478)
Fair value as of September 30, 2021	$2,915,428

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

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 150,000 shares of common stock issued and outstanding, excluding 17,250,000 and 0 shares of Class A common stock subject to possible redemption, respectively.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

As of September 30, 2021, we have not commenced any operations. All activity for the period from September 23, 2020 (inception) through September 30, 2021 relates to our formation and initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended September 30, 2021, we had a net income of $475,754 which was comprised of operating costs of $270,269, interest income of $3,545 from marketable securities held in our Trust Account, and unrealized gain on change in fair value of warrants of $742,478.

For the nine months ended September 30, 2021, we had a net income of $1,076,838 which was comprised of operating costs of $665,729, interest income of $7,995 from marketable securities held in our Trust Account, unrealized gain on change in fair value of warrants of $3,052,923, and other expense relating to fair value exceeding amount paid for warrants of $1,318,351.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.2 million in our operating bank account, and working capital of approximately $0.2 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, officers, directors and their affiliates may, but are not obligated to, provide us Working Capital Loans, as defined below. To date, there were no amounts outstanding under any Working Capital Loans.

We anticipate that the $0.2 million outside of the Trust Account as of September 30, 2021, will not be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of the Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. We will need to raise additional capital through loans from our Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, us. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Going Concern Consideration

As of September 30, 2021, we had approximately $0.2 million in our operating bank account, and working capital of approximately $0.2 million. We have incurred and expects to continue to incur significant costs in pursuit of our financing and acquisition plans. These conditions raise substantial doubt about the our ability to continue as a going concern one year from the issuance date of the condensed financial statements. We plan to address this uncertainty through loans from our Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, us. There is no assurance that the our plans to raise capital or to consummate a Business Combination will be successful. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Common Stock Subject to Possible Redemption

All of the 17,250,000 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Common Stock

Earnings and losses are shared pro rata between the redeemable shares and non-redeemable shares. The 13,275,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness in analyzing complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A common stock as temporary equity. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company's Form 10-Qs, as filed with the SEC on May 24, 2021 and August 17, 2021, respectively, as well as the Company's balance sheet included on the Company's Form 8-K, as filed with the SEC on February 18, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our business, prospects, results of operations or financial condition to differ materially from the descriptions provided in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. In addition, the following risk factors could also have such an effect.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our management, our audit committee identified, in light of the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of the material weakness in our internal controls over financial reporting described above and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.

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

PROGRESS ACQUISITION CORP.

Date: November 22, 2021	By:	/s/ David Arslanian
	Name:	David Arslanian
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Richard Gallagher
	Name:	Richard Gallagher
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)