Form 10-K
period 2021-12-31
Progress Acquisition Corp.
filed 2022-04-18
CIK 1833213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Stock Market was $169,302,000.

As of March 30, 2022 there were 17,400,000 shares of Class A common stock, par value $0.0001 per share and 4,312,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; and

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Continental” or “transfer agent” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“equity-linked securities” refers to any debt or equity securities issued in a transaction, including but not limited to a private placement of equity or debt, that are convertible, exercisable or exchangeable for shares of common stock.

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on February 11, 2021;

●	“initial stockholders” are to our stockholders prior to our initial public offering (excluding EarlyBirdCapital);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” refer to our officers and directors,

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“over-allotment units” are to the units sold to the underwriters pursuant to their full exercise of the over-allotment option on February 22, 2021;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“Progress Partners” are to Progress Partners IB, Inc., an affiliate of our sponsor (defined below);

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market)

●	“public stockholders” refer to the holders of our public shares, including our sponsor (as defined below), officers and directors to the extent they purchase public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares.

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“Registration Statement” are to the Registration Statement Form S-1 (File No. 333-252084) initially filed with the SEC on January 13, 2021, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” refer to Progress Capital I LLC, a company affiliated with our officers and directors;

●	“trust account” are to the trust account in which an amount of $172,500,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering and the underwriters’ exercise of the over-allotment option;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” the “Company” or “our Company” are to Progress Acquisition Corp.

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

Initial Public Offering

On February 11, 2021, we consummated our initial public offering of 15,000,000 units. Each unit consists of one share of common stock of the Company, par value $0.0001 per share (“Common Stock”), and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Common Stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000.

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

Progress Partners, an affiliate of our sponsor, has a nineteen year history of providing mergers and acquisitions services to its clients, including in connection with the sales of:

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

We believe this knowledge and experience will help us successfully consummate an initial business combination. As a result of Progress Partners’ M&A track record, members of our management team have developed long-standing relationships with a variety of management teams as well as strategic and financial sponsors. Progress Partners has deepened its M&A focus from advertising technology (“Adtech”) and marketing technology (“MarTech”) to broadly serving clients across the spectrum of media and ecommerce markets by launching Progress Ventures, which focuses on early stage investing in companies in the media, data and ecommerce sectors. We believe that we are able to leverage Progress Partners’ relationships, domain expertise and ability in the venture and M&A space to identify and execute our initial business combination.

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

Target Criteria

While we may pursue an initial business combination target in any industry or sector, we are seeking a business combination target with an enterprise value of between $250 million and $2 billion. A key acquisition criterion for our company is the reputation and track-record of the management team of our target company. An evaluation of prospective targets is based on, but not limited to, the following key criteria, depending on industry and subsector:

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

By confirming that our target business meets the above three pillars, we believe we will increase the likelihood that it will perform successfully in the public markets, however, we may decide to enter into our initial business combination with a target business that only meets some, but not all of these criteria. Specifically, we believe scale and differentiation will provide our target company with the ability to perform on a consistent basis, global addressability will provide longer term opportunity, and developing the core offering into multiple revenue streams will provide the operating margin metrics that should drive a better outcome.

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

Competitive Advantage

Our competitive advantage and strength is based on the following:

●	Extensive Experience as Company Founders and Operators. Our management team, the investment banking team at Progress Partners and Progress Ventures have long and distinguished careers in a variety of C-Suite roles at some of the most iconic media and commerce companies in the world. These companies include Dish, Facebook, Time Inc., Gemstar, CMGI, Charter Communications, Comcast, Fox, and Excite@Home.

●	Extensive M&A Experience. The team at Progress Partners, has been in business servicing the needs of both buy-side and sell-side clients in the technology, digital media, eCommerce, and FinTech sectors in a variety of M&A advisory engagements. The firm has a disciplined and detailed process in identifying, conducting due diligence, negotiation deals and consummating a transaction, which we will leverage in our pursuit of an initial business combination. In addition, our management team have worked in the M&A groups for a number of top tier investment banks and private equity firms overseeing multibillion dollar transactions, including, Morgan Stanley, Credit Suisse, Merrill Lynch, Donaldson Lufkin & Jenrette and Kohlberg Kravis and Roberts. Additionally, many members of our team have also worked on M&A assignments as part of their C-Suite roles at Facebook, DISH, Charter and Gemstar.

●	Sourcing Network. We believe our network provides us with a distinct advantage. Our network is comprised of four main components which we believe will provide a robust source of high growth acquisition opportunities in our target vertical markets. These include: 1) Progress Partners has grown over the past 19 years through its M&A advisory activities with companies including Hulu, LogMeIn, Autodesk, Visa and Nexstar. The Progress Partners team is comprised of 10 senior professionals tasked with sourcing and consummating M&A opportunities and 20 mid and junior level employees who are responsible for executing on these deals. 2) Progress Ventures 4 (PV4), is the venture capital arm of Progress Partners, anchored by Liberty Global and Sinclair Broadcasting amongst other key strategic investors. PV4 is the Progress Partner’s fourth venture fund with the first three realizing a number of exits to such acquirers as Transunion, Vista Equity Partners, GTCR LLC, a private equity firm and Deltatre, a sports and entertainment technology provider. We believe these acquirers of our previous venture portfolio companies as well as the management teams of such companies many who have founded other high growth companies will also be a source of potential acquisition targets for Progress Acquisition Corp. 3) Progress Partners maintains a list of top ten (P10) private equity, venture capital and strategic investors who we actively engage with to explore potential buyside and sell side opportunities for new and existing portfolio companies they may seek to acquire, merge or sell. We believe our multi-year relationship with these key investors will serve as another source of opportunities. 4) Executive -in-Residence (EiR) Network, is the fourth component of the Progress Partners’ sourcing network. These EiRs are all current or former C-Suite executives who have held positions at well-known media, eCommerce, data or tech related Companies with many still serving in those roles or are in the process of assuming new positions. We believe their access and knowledge of acquisition targets provide yet another competitive advantage.

●	Transaction Structuring, Execution and Integration. Our management team as well as the investment banking team at Progress Partners, Progress Ventures and our EiR network have significant experience in formulating a variety of structures for companies across a number of industries. Much of this structuring capability is based on familiarity with the key performance indicators and growth metrics of companies in our target industries.

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

Strong and Stable Financial Position with Flexibility.

With funds available for a business combination in the amount of $172,512,282, as of December 31, 2021, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us.

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

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after our 21st month and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founder shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has contractually agreed not to seek repayment for such expenses.

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

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time they devote in any period varies based on the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

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

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of our internal control over financial reporting, we not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least by November 11, 2022, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected; and

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by November 11, 2022.

●	we have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future. Failure to remediate such material weaknesses in the future or to maintain an effective system of internal control could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement and in our quarterly report on Form 10-Q for the period ended September 30, 2021, filed with the SEC on November 22, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial conditions.

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

Holders

On March 30, 2022, there was one holder of record of our units, twenty holders of record of our shares of Class A common stock and two holders of record of our warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Progress Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On February 11, 2021, we consummated our initial public offering of 15,000,000 units. Each unit consists of one share of common stock of the Company, par value $0.0001 per share (“Common Stock”), and one-half of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Common Stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $150,000,000.

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

Results of Operations

As of December 31, 2021, we have not commenced any operations. All activity for the period from September 23, 2020 (inception) through December 31, 2021 relates to our formation and initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the year ended December 31, 2021, we had a net income of $1,041,478 which was comprised of interest income of $12,282 from marketable securities held in our Trust Account, unrealized gain on change in fair value of warrants of $3,658,935, less operating costs of $991,895, unrealized loss on change in fair value of over-allotment option of $319,493, and other expense relating to fair value exceeding amount paid for warrants of $1,318,351.

For the period from September 23, 2020 (inception) through December 31, 2020, we had a net loss of $2,579 which pertains solely to operating costs.

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $0.1 million in our operating bank account, and working capital of approximately $0.2 million, excluding franchise tax payable.

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

In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor, officers, directors and their affiliates may, but are not obligated to, provide us working capital loans (the “Working Capital Loans”), as defined below. To date, there were no amounts outstanding under any Working Capital Loans.

We anticipate that the $0.1 million outside of the trust account as of December 31, 2021, will not be sufficient to allow us to operate for at least the next 12 months, assuming that an initial business combination is not consummated during that time. Until consummation of the initial business combination, we will be using the funds not held in the trust account, and any additional Working Capital Loans, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

Going Concern Consideration

As of December 31, 2021, we had approximately $0.1 million in our operating bank account, and working capital of approximately $0.2 million. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans.

In addition, if we are unable to raise additional funds to alleviate liquidity needs as well as complete an initial business combination by November 11, 2022, then we will cease all operations except for the purpose of liquidating.

These conditions raise substantial doubt about our ability to continue as a going concern one year from the issuance date of the financial statements. Management plans to address this uncertainty through loans from its Sponsor, officers, directors, or third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in, us. There is no assurance that our plans to raise capital or to consummate an initial business combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the private placement warrants are a derivative instrument.

Offering Costs

We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the initial public offering and were charged to temporary equity upon the completion of the initial public offering.

Common Stock Subject to Possible Redemption

All of the 17,250,000 Class A common stock sold as part of the Units in the initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to our Amended and Restated Certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Common Stock

Earnings and losses are shared pro rata between the redeemable shares and non-redeemable shares. The 13,275,000 potential common stock for outstanding warrants to purchase shares were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the year ended December 31, 2021. For the period from September 23, 2020 (inception) through December 31, 2020, weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At December 31, 2020, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of us. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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

Reference is made to pages F-1 through F-18 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective as of December 31, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year of 2021 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due to the material weakness in analyzing complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A common stock as temporary equity. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Carl E. Vogel	64	Non-Executive Chairman
David Arslanian	44	President, Chief Executive Officer
Richard Gallagher	54	Chief Financial Officer
Warren Schlichting	61	Director
Sanjay Puri	53	Director
Chris Kelly	51	Non-Executive Vice Chairman
Rich Battista	57	Director
Luisa Ingargiola	54	Director

The experience of our directors and executive officers is as follows:

Carl E. Vogel has served as our Chairman since the closing of our initial public offering, currently serves as an industry advisor to Kohlberg Kravis Roberts& Co. LP, a global investment company that offers alternative asset management and capital markets and insurance solutions and for Mill Point Capital, a middle-market private equity firm. Mr. Vogel also served as Senior Advisor and as a director of DISH Network Corporation (NASDAQ: DISH), a leading satellite television provider until May 2021. He was also the Vice Chairman of DISH Network Corporation (formerly EchoStar Communications Corporation, a satellite delivered digital television services provider) from June 2005 until March 2009 and President from September 2006 until February 2008. From October 2007 to March 2009, Mr. Vogel served as Vice Chairman and Senior Advisor at EchoStar Corp (a developer of set-top boxes and other electronic technology). Mr. Vogel was also President, Chief Executive Officer and a director of Charter Communications (NASDAQ: CHTR), a broadband service provider in the U.S, from October 2001 until January 2005. Prior to joining Charter, Mr. Vogel served in various executive capacities with Liberty Media Corporation affiliated companies. Mr. Vogel is also a director of Shaw Communications, Inc. NYSE:SJR (since 2006, Audit Committee (Chair), Executive Committee, and the Special Committee), Sirius XM Holdings Inc. NASDAQ: SIRI (since 2011, Compensation Committee (Chair)), and AMC Networks Inc. NASDAQ:AMCX (since 2013, Audit Committee (Chair)). From time to time, he also serves as a director of private companies affiliated with private equity firms with whom he provides advisory services. He received his Bachelor of Science degree from St. Norbert College, with an emphasis in finance and accounting, and was formerly an active Certified Public Accountant. We believe Mr. Vogel’s qualifications to serve on our board include his executive leadership capability and extensive knowledge of complex financial and operational experience.

David Arslanian has served as our President since inception, a member of our board since the closing of our initial public offering, and our Chief Executive Officer since September 8, 2021, joined Progress Partners in January 2018 as managing director. He has extensive experience in tech, finance, and strategic partnerships. Prior to this, Mr. Arslanian held many C-level operating roles with various emerging tech companies in financial services and marketing. Most recently, he was vice president of corporate development and strategic partnerships at Telaria, Inc. (NYSE: TLRA), a software platform that optimizes yield for leading video publishers, which merged with The Rubicon Project, Inc. in April 2020 Mr. Arslanian is board member at Inanovate, Inc., a life sciences company that uses proprietary blood screening technology to develop reliable low-cost blood tests for improved cancer diagnosis. Mr. Arslanian was, from August 2010 to February 2011, Chief Operating Officer of Rovion, Inc., which filed for Chapter 11 bankruptcy on March 30, 2011. He is also a board member at innRoad, a software-as-a-service hotel management software solution. He received his MBA in Global Strategic Management from Babson College in 2006, and his B.A. in Economics from the University of Massachusetts Boston.

Warren Schlichting has served as a member of our board since our inception and is a seasoned C-level executive. He recently served as Chief Operating Officer of Plantronics Inc. (NYSE: POLY) and is also a veteran of the pay TV industry, with special expertise in OTT and streaming television. From December 2017 to June 2020, he served as Group President of Sling TV LLC, an American streaming television service and subsidiary of DISH Network Corporation (NASDAQ: DISH), where he oversaw acquisition and renewal deals for all programming content and advertising sales for DISH and Sling TV. Between September 2011 and December 2017, Mr. Schlichting held a number of executive positions at DISH, a direct-broadcast satellite provider, including head of DISH’s Media Sales & Data Analytics division, where he launched household addressable advertising using set-top box ad insertion, a first for the industry. Beginning in 2014, he led television content acquisitions for both DISH and Sling as Senior Vice President of Programming & Media Sales and led DISH’s satellite pay TV marketing team in 2016. Mr. Schlichting served as Senior Vice President of New Business Strategies at Comcast Corporation (NASDAQ: CMCSA) from 2002 to 2011. Before joining Comcast, he was Chief Executive Officer of the Internet advertising technology company Hiwire and served in executive positions for Morgan Stanley and the William E. Simon private equity group. Mr. Schlichting is a current advisor to Konvoy Ventures, an esports venture capital fund, Accu-Radio, a private Internet radio company, and serves on the Board of the Boys & Girls Clubs of Metro Denver. Mr. Schlichting earned an Economics degree from Harvard University. We believe Mr. Schlichting’s qualifications to serve on our board include his knowledge and expertise in the media industry, including direct-to-consumer (DTC), OTT, and network carriage.

Richard Gallagher has served as our Chief Financial Officer since our inception and was one of our directors until November 2020. Mr. Gallagher has served as Senior Managing Director and Chief Financial Officer of Progress Partners from December 2014. He has extensive senior management experience working with various stages of companies. Mr. Gallagher has also been a Partner at Progress Ventures, an early-stage venture investment firm and the venture capital arm of Progress Partners, since December 2014. Throughout his career, Mr. Gallagher has provided strategic, business, financial and operating leadership to start-up enterprises, Fortune 1000 companies, publicly traded companies, private companies, and high growth venture capital backed entities with an industry emphasis on media and marketing. Mr. Gallagher has completed over a billion dollars worth of acquisitions, from sourcing to integration. Mr. Gallagher has co-founded three start-ups, having raised an aggregate of $35 million for such start-ups and guided them all to liquidity events, including one IPO. Rick has a B.B.A. in Accounting from the Isenberg School of Management at the University of Massachusetts-Amherst.

Chris Kelly has served as a member of our board since inception, is a Silicon Valley entrepreneur with an extensive track record of building innovative companies. Mr. Kelly is currently an active investor in companies seeking transformational improvements in technology, media, and finance. From September 2005 to August 2009, he served as the first Chief Privacy Officer, General Counsel, and Head of Global Public Policy for Facebook, Inc. (NASDAQ: FB). In 2010, Mr. Kelly left Facebook to pursue the 2010 Democratic nomination for Attorney General of California. In 2011, Mr. Kelly partnered with filmmaker Hooman Khalili to produce Olive, the first full-length feature film to be shot entirely on a cellular phone, and to establish the ownership entity for that film, Olive Picture LLC. From 2010 to 2017, Mr. Kelly served as a Director and Vice Chair of Loyal3, an online stock brokerage service designed to allow fee-free trading and broader ownership of securities. From 2011 to 2020, Mr. Kelly was a limited partner in Preferred Ventures, a venture capital firm focused on investments in the entertainment industry. From September 2014 to October 2018, Mr. Kelly served as Chairman of MoviePass, Inc., a subscription-based movie ticketing service. From August 2011 to December 2018, he served as Chair and interim Chief Executive Officer of Fandor, a subscription film viewing service and social video sharing platform. From May 2011 to February 2019, he served as Chair and interim Chief Executive Officer of Organizer Inc., a cloud-based mobile solution to enable organizations to engage, inform and influence target communities for political activism. Mr. Kelly has been co-owner and executive board member of the Sacramento Kings of the NBA since May 2013, contributing his expertise in technology and management to basketball operations and the development of the Golden1 Center, Downtown Commons, and other real estate assets. He received his undergraduate degree from Georgetown University magna cum laude in Government and Philosophy and was named to Phi Beta Kappa, a master’s degree from Yale University, and his law degree from Harvard University. We believe Mr. Kelly’s qualifications to serve on our board include his long-standing track record as an entrepreneur and attorney, particularly in technology, media and finance.

Rich Battista, has served as a member of our board since inception, is a 30-year veteran of the entertainment and media industry, successfully building, managing and transforming various businesses and companies as a Chief Executive Officer and senior leader in the public and private markets. Currently, Mr. Battista is a board member, advisor and investor in the media and digital technology spaces. Mr. Battista has served on the Board of Directors of The Great Courses by the Teaching Company, a developer and marketer of content for personal development and learning, since November 2018. He has also served on the board of the MLB Players, Inc. since July 2019, on the board of Production Resource Group, LLC, a provider of entertainment and event production solutions, since October of 2020 and has been an advisory board member of Ontic Technologies, a protective intelligence software platform, since April 2020. He also has served as Executive Chairman of sports media company Wave Sports + Entertainment since February 2022 and as an advisor to Time Studios since April 2021. In 2015, he joined Time Inc. (NYSE: TIME) and served as its President and Chief Executive Officer from September 2016 to January 2018, ultimately overseeing its $2.8 billion sale. During the periods between 1990 to 1999 and 2001 to 2010, Mr. Battista held a variety of senior management roles at Fox/News Corp affiliated entities, including as President of Fox’s National Cable Networks from 2008 to 2010. Mr. Battista served as Chief Executive Officer of Gemstar-TV Guide International Inc. (NASDAQ: GMST) from 2004 to 2008, where he successfully directed its $2.3 billion sale. He previously served as Chief Executive Officer for Imagine Entertainment, Mandalay Sports Media and LodgeNet Interactive Corp. (NASDAQ: LNET), which filed a voluntary pre-packaged Chapter 11 bankruptcy on January 27, 2013. He earned an MBA from Harvard Business School and a Bachelor of Science from Georgetown University with cum laude honors. We believe Mr. Battista’s qualifications to serve on our board include his substantial experience and track record in building and managing businesses, often within the nexus of media and technology, and deep experience and knowledge of the media industry.

Luisa Ingargiola has served as a member of our board since the closing of our initial public offering, has served as Chief Financial Officer of Avalon GloboCare Corp. (NASDAQ: AVCO), a biotech developer and healthcare service provider, since February 2017. From May 2007 to October 2016, Ms. Ingargiola served as Chief Financial Officer of Magnegas Corporation, an alternative energy company. She serves on the board of directors and audit committee chair of Electra Meccanica (NASDAQ: SOLO), AgEagle Aerial Systems, Inc. (NYSEAMERICAN: UAVS), BioCoreRX (OCTMKTS: BICX), and Vision Marine Technologies, Inc. (NASDAQ: VMAR). Prior to 2019, Ms. Ingargiola served on the board of directors of several public companies as audit committee chair. Ms. Ingargiola earned her BBA in Accounting and Finance from Boston University’s Questrom School of Business. We believe Ms. Ingargiola’s qualifications to serve on our board include her knowledge of financial accounting, regulatory compliance and merger and acquisition transactions.

Sanjay Puri has served as a member of our board since December 2020, has extensive experience as a founder, portfolio manager, financial analyst and banker. He joined Progress Partners in March 2020 as a managing director. Before joining Progress Partners, he founded 207 Consulting Inc., and most recently served as the Chief Strategy Officer at MoviePass, initially overseeing the company’s restructuring and eventual sale. Mr. Puri successfully launched and managed 2 investment funds in the TMT space as well as oversaw a portfolio of TMT stocks at Walker Smith Capital. He was previously an equity research analyst covering internet infrastructure, enterprise software, IT services and payment processor sectors at Donaldson, Lufkin & Jenrette and Thomas Weisel Partners. Mr. Puri also spent time working in leveraged finance and principal investing at Paribas. He holds a B.S. in Accounting from Pepperdine University and M.B.A. in Finance from Columbia University Graduate School of Business. We believe Mr. Puri’s qualifications to serve on our board include his knowledge and expertise in investing, particularly within the TMT sector.

Advisors

The following are the biographies of our advisors.

Chris Legg, one of our advisors since the closing of our initial public offering, has extensive experience working as a banker and venture capitalist with growth equity companies. He joined Progress Partners in 2013 as a senior managing director. Prior to joining Progress Partners, Mr. Legg held similar senior positions with Merrill Lynch, Credit Suisse, Argo Global Capital, and Tandem Growth Equity. He earned his M.B.A. from Harvard Business School and his Bachelor of Commerce in Accounting and Finance from Queen’s University in Ontario.

Mary Ann Halford, one of our advisors since the closing of our initial public offering, has extensive experience in the media and entertainment industries. She joined Progress Partners as an executive in residence in December 2017. Ms. Halford served as a senior managing director at FTI Consulting from March 2012 to May 2017, where she oversaw the expansion of the firm’s global media and entertainment practices. She also previously served as the former executive vice president at Fox International Channels. Mary Ann holds an MBA from Harvard Business School. Mary Ann Halford earned a B.A. in Government from Georgetown University.

In order to consummate our initial business combination, our special advisors are (i) assisting us in sourcing and negotiating with potential business combination targets, (ii) providing business insights when we assess potential business combination targets and (iii) upon our request, providing business insights as we work to create additional value in the business or businesses that we acquire. In this regard, they are fulfilling some of the same functions as our board members; however, they do not owe any fiduciary obligations to us nor do they perform board or committee functions or have any voting or decision-making capacity on our behalf. Our special advisors are also not required to devote any specific amount of time to our efforts or not subject to the fiduciary requirements to which our board members are subject. They have no employment, consulting fee or other similar compensation arrangements with us.

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

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Ms. Ingargiola qualifies as an “audit committee financial expert,” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 21,712,500 shares of our common stock, consisting of (i) 17,400,000 shares of our Class A common stock and (ii) 4,312,500 shares of our Class B common stock, issued and outstanding as of March 30, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Progress Capital I LLC (2)	—	—	4,312,500	100%	19.9%
Richard Gallagher (2)	—	—	4,312,500	100%	19.9%
David Arslanian (2)	—	—	4,312,500	100%	19.9%
Warren Schlichting (3)	—	—	—	—	—
Chris Kelly (3)	—	—	—	—	—
Rich Battista (3)	—	—	—	—	—
Sanjay Puri (3)	—	—	—	—	—
Carl Vogel (3)	—	—	—	—	—
Luisa Ingargiola (3)	—	—	—	—	—
All directors and executive officers as a group (8 individuals)	—	—	4,312,500	100%	19.9%

*	less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Progress Acquisition Corp., 50 Milk Street, 16th Floor, Boston, MA 02109. The business address of EarlyBirdCapital is 366 Madison Avenue, New York, New York 10017.
(2)	Represents securities held by Progress Capital I LLC, our sponsor, of which David Arslanian and Richard Gallagher are managing members. Accordingly, all securities held by our sponsor may ultimately be deemed to be beneficially held by David Arslanian and Richard Gallagher.
(3)	Does not include any securities held by Progress Capital I LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Director Independence

Currently, Messrs. Kelly, Schlichting, Battista and Vogel and Ms. Ingargiola are each considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from September 23, 2020 (inception) through December 31, 2020 totaled approximately $120,500 and $25,000, respectively. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $40,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for audit-related fees for the year ended December 31, 2021 or for the period from September 23, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax services, planning or advice for the year ended December 31, 2021 or for the period from September 23, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for any other services for the years ended December 31, 2021 or for the period from September 23, 2020 (inception) through December 31, 2020.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID NO. 688)	F-1
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-2
Statements of Operations for the year ended December 31, 2021 and for the period from September 23, 2020 (inception) through December 31, 2020	F-3
Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from September 23, 2020 (inception) through December 31, 2020	F-4
Statements of Cash Flows for the year ended December 31, 2021 and for the period from September 23, 2020 (inception) through December 31, 2020	F-5
Notes to Financial Statements	F-6

(2)	Financial Statements Schedule

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

Item 16. Form 10-K Summary.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Progress Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Progress Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from September 23, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from September 23, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

Houston, TX
April 15, 2022

PROGRESS ACQUISITION CORP.
BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Cash	$111,312	$560
Prepaid expenses	250,000	—
Deferred offering costs	—	100,521
Total current assets	361,312	101,081
Prepaid expenses, non-current	27,397	—
Marketable securities held in Trust Account	172,512,282	—
Total Assets	$172,900,991	$101,081

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accrued offering costs and expenses	$379,718	$22,660
Due to related party	5,634	—
Promissory note - related party	—	56,000
Total current liabilities	385,352	78,660
Warrant liability	2,309,416	—
Deferred underwriting discount	250,000	—
Total liabilities	2,944,768	78,660

Commitments and Contingencies
Class A common stock subject to possible redemption, 17,250,000 shares and 0 shares at redemption value at December 31, 2021 and 2020, respectively	172,512,282	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 150,000 shares and 150,000 shares issued and outstanding (excluding 17,250,000 shares and 0 shares subject to possible redemption) as of December 31, 2021 and 2020, respectively	15	15	(1)
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of December 31, 2021 and 2020	431	431	(2)
Additional paid-in capital	—	24,554
Accumulated deficit	(2,556,505)	(2,579)
Total Stockholders’ (Deficit) Equity	(2,556,059)	22,421
Total Liabilities and Stockholders’ (Deficit) Equity	$172,900,991	$101,081

(1)	On February 8, 2021, as part of an upsizing of the IPO, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in an aggregate of 150,000 representative shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender and stock (see Note 7).

(2)	Includes up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 8, 2021, as part of an upsizing of the IPO, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 4,312,500 founder shares outstanding and held by the Sponsor (up to 562,500 of which are subject to forfeiture by the Sponsor if the underwriters’ over-allotment option was not exercised in full). All shares and associated amounts have been retroactively restated to reflect the share surrender and stock split (see Notes 5 and 8). On February 22, 2021, as a result of the underwriters’ election to fully exercise of their over-allotment option (see Note 3), the 562,500 shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

PROGRESS ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from September 23, 2020 (inception) through December 31, 2020
Formation and operating costs	$991,895	$2,579
Loss from operations	(991,895)	(2,579)

Other income (expense)
Trust interest income	12,282	—
Other expense relating to fair value exceeding amount paid for warrants	(1,318,351)	—
Unrealized loss on change in fair value of over-allotment option	(319,493)	—
Unrealized gain on change in fair value of warrants	3,658,935	—
Total other income	2,033,373	—

Net income (loss)	$1,041,478	$(2,579)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	15,197,260	—
Basic and diluted net income per share	$0.05	$—
Basic and diluted weighted average shares outstanding, common stock	4,380,822	3,774,242 (1)
Basic and diluted net income (loss) per share	$0.05	$(0.00)

(1)	Excludes up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 8, 2021, as part of an upsizing of the IPO, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 4,312,500 founder shares outstanding and held by the Sponsor (up to 562,500 of which are subject to forfeiture by the Sponsor if the underwriters’ over-allotment option was not exercised in full). All shares and associated amounts have been retroactively restated to reflect the share surrender and stock split (see Notes 5 and 8). On February 22, 2021, as a result of the underwriters’ election to fully exercise of their over-allotment option (see Note 3), the 562,500 shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

PROGRESS ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock			Class B Common Stock			Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares		Amount	Shares		Amount	Capital	Deficit	(Deficit)

Balance as of September 23, 2020 (inception)	—		$—	—		$—	$—	$—	$—
Class B common stock issued to Sponsor	—		—	4,312,500	(2)	431	24,569	—	25,000
Issuance of representative shares	150,000	(1)	15	—		—	(15)	—	—
Net loss	—		-	—		—	—	(2,579)	(2,579)
Balance as of December 31, 2020	150,000		$15	4,312,500		$431	$24,554	$(2,579)	$22,421
Proceeds allocated to Public Warrants	—		—	—		—	10,753,651	—	10,753,651
Initial classification of over-allotment liability	—		—	—		—	(529,248)	—	(529,248)
Full exercise of over-allotment option	—		—	—		—	848,741	—	848,741
Offering costs allocated to Public Warrants	—		—	—		—	(244,820)	—	(244,820)
Remeasurement of Class A common stock to redemption value	—		—	—		—	(10,852,878)	(3,595,404)	(14,448,282)
Net income	—		—	—		—	—	1,041,478	1,041,478
Balance as of December 31, 2021	150,000		$15	4,312,500		$431	$—	$(2,556,505)	$(2,556,059)

(1)	On February 8, 2021, as part of an upsizing of the IPO, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in an aggregate of 150,000 representative shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender and stock (see Note 7).

(2)	Includes up to 562,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 8, 2021, as part of an upsizing of the IPO, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 4,312,500 founder shares outstanding and held by the Sponsor (up to 562,500 of which are subject to forfeiture by the Sponsor if the underwriters’ over-allotment option was not exercised in full). All shares and associated amounts have been retroactively restated to reflect the share surrender and stock split (see Notes 5 and 8). On February 22, 2021, as a result of the underwriters’ election to fully exercise of their over-allotment option (see Note 3), the 562,500 shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

PROGRESS ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from September 23, 2020 (inception) through December 31, 2020

Cash flows from Operating Activities:
Net income (loss)	$1,041,478	$(2,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Other expense relating to fair value exceeding amount paid for warrants	1,318,351	—
Unrealized gain on change in fair value of warrants	(3,658,935)	—
Unrealized loss on change in fair value of over-allotment option	319,493	—
Interest earned on marketable securities held in Trust Account	(12,282)	—
Changes in current assets and current liabilities:
Prepaid expenses	(277,397)	—
Accrued offering costs and expenses	457,579	1,701
Due to related party	5,634	—
Net cash used in operating activities	(806,079)	(878)

Cash Flows from Investing Activities:
Investment held in Trust Account	(172,500,000)	—
Net cash used in investing activities	(172,500,000)	—

Cash flows from Financing Activities:
Proceeds from issuance of founder’s share	—	25,000
Proceeds from initial public offering, net of underwriters’ fee	147,000,000	—
Proceeds from over-allotment, net of underwriters’ fees	22,300,000	—
Proceeds from private placement	4,650,000	—
Proceeds from issuance of promissory note to related party	85,700	56,000
Payment to promissory note to related party	(141,700)	—
Payment of deferred offering costs	(477,169)	(79,562)
Net cash provided by financing activities	173,416,831	1,438

Net change in cash	110,752	560
Cash, beginning of the period	560	—
Cash, end of the period	$111,312	$560

Supplemental disclosure of non-cash activities
Deferred underwriting commissions charged to additional paid in capital	$250,000	$—
Remeasurement of Class A common stock to redemption value	$14,448,282	$—
Accrued deferred offering costs	$—	$20,959
Issuance of representative shares	$—	$15

The accompanying notes are an integral part of these financial statements.

PROGRESS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. Significant activity for the period from September 23, 2020 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Offering costs amounted to $3,477,169 consisting of $3,000,000 of underwriting discount and $477,169 of other offering costs.

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

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $0.1 million in its operating bank account, and working capital of approximately $0.2 million, excluding franchise tax payable.

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

In addition, in order to finance offering costs in connection with a Business Combination, the Company’s Sponsor, officers, directors and their affiliates may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

The Company anticipates that the $0.1 million outside of the Trust Account as of December 31, 2021, will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Going Concern Consideration

As of December 31, 2021, the Company had approximately $0.1 million in its operating bank account, and working capital of approximately $0.2 million. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

In addition, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by November 11, 2022, then the Company will cease all operations except for the purpose of liquidating.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Management plans to address this uncertainty through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were invested in money market funds, which are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of December 31, 2021 and 2020 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2021 and 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of December 31, 2021, the Class A common stock reflected on the balance sheet is reconciled in the following table:

Gross proceeds from IPO	$172,500,000
Less:
Proceeds allocated to Public Warrants	(10,753,651)
Class A common stock issuance costs	(3,682,349)
Plus:
Remeasurement of carrying value to redemption value	14,448,282
Class A common stock subject to possible redemption	$172,512,282

Net Income (Loss) Per Common Stock

Earnings and losses are shared pro rata between the redeemable shares and non-redeemable shares. The 13,275,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the year ended December 31, 2021. For the period from September 23, 2020 (inception) through December 31, 2020, weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 8). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the year ended December 31, 2021		For the period from September 23, 2020 (inception) through December 31, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$808,435	$233,043	$—	$(2,579)

Denominator:
Weighted-average shares outstanding	15,197,260	4,380,822	—	3,774,242

Basic and diluted net income (loss) per share	$0.05	$0.05	$—	$(0.00)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to temporary equity upon the completion of the IPO.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the private placement warrants are a derivative instrument. (See Note 4).

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has accounted for the 4,650,000 Private Placement Warrants in accordance with the guidance contained in FASB ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

Promissory Note — Related Party

On September 30, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of September 30, 2021 or the closing of the IPO. The loan was repaid upon the closing of the IPO out of the offering proceeds not being placed in the Trust Account. The Company had borrowed $141,700 under the promissory note, and the note was paid in full on February 12, 2021.

Related Party Loans

In order to meet the Company’s working capital needs following the consummation of the IPO, the Sponsor, officers, directors and their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of December 31, 2021 and 2020, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on February 8, 2021, the Company will make a payment of a monthly fee of $10,000 to the Sponsor or an affiliate thereof for administrative services including office space, utilities and secretarial support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2021, the Company incurred $110,000 administrative service fees.

Note 6 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market funds held in Trust Account	$172,512,282	$172,512,282	$—	$—
	$172,512,282	$172,512,282	$—	$—
Liabilities:
Warrant Liability	$2,309,416	$—	—	$2,309,416
	$2,309,416	$—	$—	$2,309,416

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows as of February 8, 2021 and December 31, 2021:

Input	December 31, 2021	February 8, 2021
Expected term (years)	5.67	6.50
Expected volatility	10.10%	24.10%
Risk-free interest rate	1.32%	0.74%
Stock price	$9.75	$9.40
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The following table sets forth a summary of the changes in the fair value of the warrant liability for the year ended December 31, 2021:

Warrant Liability
Fair value as of January 1, 2021	$—
Initial fair value of warrant liability upon issuance at IPO	5,711, 648
Initial fair value of warrant liability upon issuance at over-allotment	256,703
Revaluation of warrant liability for the year ended December 31, 2021	(3,658,935)
Fair value as of December 31, 2021	$2,309,416

The following table provides the significant unobservable inputs used in the Modified Black Scholes model to measure the fair value of the over-allotment option:

Input	February 11, 2021 (Initial Measurement)	February 22, 2021
Unit price	$10.00	$10.27
Exercise price	$10.00	$10.00
Contractual term	0.12	0.09
Expected Volatility	16.8%	17.5%
Risk-free interest rate	0.05%	0.03%
Fair value of over-allotment option	$0.24	$0.38

The initial fair value of the over-allotment option liability on February 11, 2021 was $529,248. The underwriters fully exercised their option to purchase 2,250,000 additional Units on February 22, 2021. The fair value of the full exercise of 2,250,000 Units was $848,741, resulting in a change of fair value in over-allotment option liability as of December 31, 2021 in the amount of $319,493.

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

Representative’s Common Stock

In December 2020, the Company issued to designees of EarlyBirdCapital 150,000 representative shares for nominal consideration. The holders of the representative shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial Business Combination. In addition, the holders of the representative shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period. The stock was treated as cost of capital and charged directly to stockholders’ equity (deficit).

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

Note 8 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares at par value of $0.0001 each. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 150,000 shares of common stock issued and outstanding, excluding 17,250,000 and 0 shares of Class A common stock subject to possible redemption, respectively.

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

Holders of the founder shares may not transfer, assign or sell (subject to certain limited exceptions set forth below) their founder shares and any shares of the Company’s Class A common stock issuable upon conversion thereof: (i) with respect to 50% of such shares, for a period ending on the earlier of the one-year anniversary of the date of the consummation of the initial Business Combination and the date on which the closing price of the Company’s Class A common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination and (ii) with respect to the remaining 50% of such shares, for a period ending on the one-year anniversary of the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

The Company may call the warrants for redemption in whole and not in part, at a price of $0.01 per warrant,

●	At any time after the warrants become exercisable,

●	Upon not less than 30 days’ prior written notice of redemption to each warrant holder,

●	If, and only if, the reported last sale price of the shares of Class A common stock equals or exceeds $21.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

If the Company calls the warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

Note 9 — Income Tax

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$166,745	$542
Federal Net Operating loss	39,515	—
Total deferred tax asset	206,260	542
Valuation allowance	(206,260)	(542)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	(205,718)	(542)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	205,718	542
Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $188,168 and $0, respectively, U.S. federal and Massachusetts net operating loss carryovers available to offset future taxable income, which does not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from September 23, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $205,718 and $542, respectively.

Reconciliations of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Unrealized gain on change in fair value of warrants	-73.78%	0.0%
Unrealized loss on change in fair value of over-allotment option	6.44%	0.0%
Other expense relating to fair value exceeding amount paid for warrants	26.58%	0.0%
Change in valuation allowance	19.75%	-21.0%
Income tax provision	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 8, 2021, by and between the Company and EarlyBirdCapital, Inc., as representative of the several underwriters. (3)
1.2	Business Combination Marketing Agreement, dated February 8, 2021, by and between the Company and EarlyBirdCapital, Inc.(2)
3.1	Amended and Restated Certificate of Incorporation. (3)
4.4	Warrant Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities. (4)
10.1	Letter Agreement, dated February 8, 2021, by and among the Company, its officers, its directors and the Sponsor. (3)
10.2	Investment Management Trust Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.4	Registration Rights Agreement, dated February 8, 2021, by and between the Company, the Sponsor and EarlyBirdCapital, Inc. (3)
10.5	Administrative Support Agreement, dated February 8, 2021, by and between the Company and Progress Partners IB, Inc. (3)
10.6	Private Placement Warrants Purchase Agreement, dated February 8, 2021, by and between the Company and the Sponsor. (3)
10.7	Securities Subscription Agreement, dated September 30, 2020, by and between the Company and Progress Capital I LLC. (1)
10.8	Form of Indemnification Agreement (2)
14	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on January 13, 2021.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 26, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2021.

(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on April 2, 2021.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2022	Progress Acquisition Corp.

	By:	/s/ David Arslanian
	Name:	David Arslanian
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David Arslanian	Chief Executive Officer	April 15, 2022
David Arslanian	(Principal Executive Officer)

/s/ Richard Gallagher	Chief Financial Officer	April 15, 2022
Richard Gallagher	(Principal Financial and Accounting Officer)

/s/ Carl E. Vogel	Non-Executive Chairman	April 15, 2022
Carl E. Vogel

/s/ Warren Schlichting	Director	April 15, 2022
Warren Schlichting

/s/ Sanjay Puri	Director	April 15, 2022
Sanjay Puri

/s/ Rich Battista	Director	April 15, 2022
Rich Battista

/s/ Luisa Ingargiola	Director	April 15, 2022
Luisa Ingargiola

/s/ Chris Kelly	Director	April 15, 2022
Chris Kelly