Form 10-Q
period 2022-03-31
Progress Acquisition Corp.
filed 2022-05-23
CIK 1833213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-39735

PROGRESS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-3303412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Winthrop Square Penthouse Boston, MA 02110
(Address of Principal Executive Offices, including zip code)

(617) 401-2700
(Registrant’s telephone number, including area code)

50 Milk Street, 16th Floor Boston, MA, 02109
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

As of May 16, 2022, there were 17,400,000 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

PROGRESS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PROGRESS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$10,096	$111,312
Prepaid expenses	267,878	250,000
Total current assets	277,974	361,312
Prepaid expenses, non-current	—	27,397
Marketable securities held in Trust Account	172,516,537	172,512,282
Total Assets	$172,794,511	$172,900,991

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$494,147	$379,718
Due to related party	5,634	5,634
Total current liabilities	499,781	385,352
Warrant liability	1,107,021	2,309,416
Deferred underwriting discount	250,000	250,000
Total liabilities	1,856,802	2,944,768

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 17,250,000 shares at redemption value as of March 31, 2022 and December 31, 2021	172,500,000	172,512,282

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 150,000 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	15	15
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(1,562,737)	(2,556,505)
Total Stockholders’ Deficit	(1,562,291)	(2,556,059)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$172,794,511	$172,900,991

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Formation and operating costs	$225,164	$149,586
Loss from operations	(225,164)	(149,586)

Other income (expense)
Trust interest income	4,255	524
Other expense relating to fair value exceeding amount paid for warrants	—	(1,318,351)
Unrealized gain on change in fair value of warrants	1,202,395	3,450,372
Total other income	1,206,650	2,132,545

Net income	$981,486	$1,982,959

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	17,250,000	8,925,000
Basic and diluted net income per share	$0.05	$0.15
Basic and diluted weighted average shares outstanding, common stock	4,462,500	4,131,250
Basic and diluted net income per share	$0.05	$0.15

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2021	150,000	$15	4,312,500	$431	$—	$(2,556,505)	$(2,556,059)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	12,282	12,282
Net income	—	—	—	—	—	981,486	981,486
Balance as of March 31, 2022 (unaudited)	150,000	$15	4,312,500	$431	$—	$(1,562,737)	$(1,562,291)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of December 31, 2020	150,000	$15	4,312,500	$431	$24,554	$(2,579)	$22,421
Proceeds allocated to Public Warrants	—	—	—	—	10,753,651	—	10,753,651
Offering costs allocated to Public Warrants	—	—	—	—	(244,820)	—	(244,820)
Remeasurement of Class A common stock to redemption value	—	—	—	—	(10,533,385)	(3,903,139)	(14,436,524)
Net income	—	—	—	—	—	1,982,959	1,982,959
Balance as of March 31, 2021 (unaudited)	150,000	$15	4,312,500	$431	$—	$(1,922,759)	$(1,922,313)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Cash flows from Operating Activities:
Net income	$981,486	$1,982,959
Adjustments to reconcile net income to net cash used in operating activities:
Other expense relating to fair value exceeding amount paid for warrants	—	1,318,351
Unrealized gain on change in fair value of warrants	(1,202,395)	(3,450,372)
Interest earned on marketable securities held in Trust Account	(4,255)	(524)
Changes in current assets and current liabilities:
Prepaid expenses	9,519	(500,340)
Accrued offering costs and expenses	114,429	78,130
Net cash used in operating activities	(101,216)	(571,796)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)

Cash flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ fees	—	147,000,000
Proceeds from over-allotment, net of underwriters’ fees	—	22,300,000
Proceeds from private placement	—	4,650,000
Proceeds from issuance of promissory note to related party	—	85,700
Payment to promissory note to related party	—	(141,700)
Payment of deferred offering costs	—	(477,169)
Net cash provided by financing activities	—	173,416,831

Net change in cash	(101,216)	345,035
Cash, beginning of the period	111,312	560
Cash, end of the period	$10,096	$345,595

Supplemental disclosure of non-cash activities
Deferred underwriting commissions charged to additional paid in capital	$—	$250,000
Remeasurement of Class A common stock to redemption value	$(12,282)	$14,436,524

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

As of March 31, 2022, the Company had not commenced any operations. Significant activity for the period from September 23, 2020 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Going Concern and Liquidity

As of March 31, 2022, the Company had $10,096 in its operating bank account, and working capital of $28,193, excluding franchise tax payable.

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

The Company anticipates that the $10,096 outside of the Trust Account as of March 31, 2022, will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management also determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through November 11, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Management plans to address this uncertainty through loans from its Sponsor, officers, directors, or third parties, and the consummation of a Business Combination before November 11, 2022. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the United States, and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on the Company’s ability to complete the Business Combination. Any such material adverse effect from the conflict and enhanced sanctions activity may include reduced trading and business activity levels, disruption of financial markets, increased costs, disruption of services, inability to complete financial or banking transactions, and inability to service existing or new customers in the region. Prolonged unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on the Company’s ability to complete the Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the SEC’s rules and regulations found in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022 is not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 21, 2022.

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

One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability and the Class A common stock subject to redemption. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds, which are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of March 31, 2022, the Class A common stock reflected on the balance sheet is reconciled in the following table:

Gross proceeds from IPO	$172,500,000
Less:
Proceeds allocated to Public Warrants	(10,753,651)
Class A common stock issuance costs	(3,682,349)
Plus:
Remeasurement of carrying value to redemption value	14,436,000
Class A common stock subject to possible redemption	$172,500,000

Net Income Per Common Stock

Earnings and losses are shared pro rata between the redeemable shares and non-redeemable shares. The 13,275,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income	$779,764	$201,722	$1,355,512	$627,447

Denominator:
Weighted-average shares outstanding	17,250,000	4,462,500	8,925,000	4,131,250

Basic and diluted net income per share	$0.05	$0.05	$0.15	$0.15

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to temporary equity upon the completion of the IPO.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the private placement warrants are a derivative liability. (See Note 4).

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2020-06 on its unaudited condensed financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Related Party Loans

In order to meet the Company’s working capital needs following the consummation of the IPO, the Sponsor, officers, directors and their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on February 8, 2021, the Company will make a payment of a monthly fee of $10,000 to the Sponsor or an affiliate thereof for administrative services including office space, utilities and secretarial support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022 and March 31, 2021, the Company incurred $30,000 and $20,000 administrative service fees, respectively.

Note 6 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market funds held in Trust Account	$172,516,537	$172,516,537	$—	$—
	$172,516,537	$172,516,537	$—	$—
Liabilities:
Warrant Liability	$1,107,021	$—	—	$1,107,021
	$1,107,021	$—	$—	$1,107,021

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows as of February 8, 2021, December 31, 2021 and March 31, 2022:

Input	March 31, 2022	December 31, 2021	February 8, 2021
Expected term (years)	5.57	5.67	6.50
Expected volatility	4.10%	10.10%	24.10%
Risk-free interest rate	2.41%	1.32%	0.74%
Stock price	$9.83	$9.75	$9.40
Dividend yield	0.00%	0.00%	0.00%
Exercise price	$11.50	$11.50	$11.50

The following table sets forth a summary of the changes in the fair value of the warrant liability for the three months ended March 31, 2022:

Warrant Liability
Fair value as of January 1, 2022	$2,309,416
Revaluation of warrant liability for the three monhts ended March 31, 2022	(1,202,395)
Fair value as of March 31, 2022	$1,107,021

The following table sets forth a summary of the changes in the fair value of the warrant liability for the three months ended March 31, 2021:

Warrant Liability
Fair value as of January 1, 2021	$—
Initial fair value of warrant liability upon issuance at IPO	5,711,648
Initial fair value of warrant liability upon issuance at over-allotment	256,703
Revaluation of warrant liability for the three months ended March 31, 2021	(3,450,372)
Fair value as of March 31, 2021	$2,517,979

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

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 150,000 shares of common stock issued and outstanding, excluding 17,250,000 and 0 shares of Class A common stock subject to possible redemption, respectively.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 26, 2022, the Company issued a promissory note (the “Note”) in the principal amount of up to $195,000 to the Sponsor. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, all or a portion of the unpaid principal amount of the Note may be converted into the number of warrants, at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants are identical to the warrants issued by the Company to the Sponsor in a private placement in connection with the Company’s Initial Public Offering. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to the “Company,” “Progress Acquisition Corp.,” “our,” “us” or “we” refer to Progress Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations

As of March 31, 2022, we have not commenced any operations. All activity for the period from September 23, 2020 (inception) through March 31, 2022 relates to our formation and initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended March 31, 2022, we had a net income of $981,486 which was comprised of interest income of $4,255 from marketable securities held in our Trust Account, unrealized gain on change in fair value of warrants of $1,202,395, less operating costs of $225,164.

For the three months ended March 31, 2021, we had a net income of $1,982,959 which was comprised of interest income of $524 from marketable securities held in our Trust Account, unrealized gain on change in fair value of warrants of $3,450,372, less operating costs of $149,586, and other expense relating to fair value exceeding amount paid for warrants of $1,318,351.

Going Concern and Liquidity

As of March 31, 2022, we had $10,096 in our operating bank account, and working capital of $28,193, excluding franchise tax payable.

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

We anticipate that the $10,096 outside of the trust account as of March 31, 2022, will not be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of the Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management also determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through November 11, 2022, the scheduled liquidation date if we do not complete a Business Combination prior to such date. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

These conditions raise substantial doubt about our ability to continue as a going concern one year from the issuance date of the financial statements. Management plans to address this uncertainty through loans from our Sponsor, officers, directors, or third parties, and the consummation of a Business Combination before November 11, 2022. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, us. There is no assurance that our plans to raise capital or to consummate a Business Combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the private placement warrants are a derivative liability.

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

Net Income Per Common Stock

Earnings and losses are shared pro rata between the redeemable shares and non-redeemable shares. The 13,275,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods

Off-Balance Sheet Arrangements

As of March 31,2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weakness in analyzing complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A common stock as temporary equity. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10 K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10 K filed with the SEC on April 15, 2022. Except as disclosed, below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10 K for the year ended December 31, 2021.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

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

PROGRESS ACQUISITION CORP.

Date: May 23, 2022	By:	/s/ David Arslanian
	Name:	David Arslanian
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Richard Gallagher
	Name:	Richard Gallagher
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)