Form 10-Q
period 2022-06-30
Progress Acquisition Corp.
filed 2022-08-22
CIK 1833213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 22, 2022, there were 17,400,000 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

PROGRESS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PROGRESS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$2,354	$111,312
Due from related party	213	—
Prepaid expenses	188,175	250,000
Total current assets	190,742	361,312
Prepaid expenses, non-current	—	27,397
Money market funds held in Trust Account	172,700,471	172,512,282
Total Assets	$172,891,213	$172,900,991

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$363,390	$379,718
Convertible promissory notes	6,607	—
Due to related party	—	5,634
Total current liabilities	369,997	385,352
Warrant liability	528,439	2,309,416
Deferred underwriting discount	250,000	250,000
Total liabilities	1,148,436	2,944,768

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 17,250,000 shares at redemption value as of June 30, 2022 and December 31, 2021	172,500,000	172,512,282

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 150,000 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	15	15
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	1,286,513	—
Accumulated deficit	(2,044,182)	(2,556,505)
Total Stockholders’ Deficit	(757,223)	(2,556,059)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$172,891,213	$172,900,991

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating costs	$1,256,135	$245,874	$1,481,299	$395,460
Loss from operations	(1,256,135)	(245,874)	(1,481,299)	(395,460)

Other income (expense)
Interest and dividend earned on money market funds held in Trust Account	183,934	3,926	188,189	4,450
Fair value exceeding amount paid for warrants	—	—	—	(1,318,351)
Unrealized gain on change in fair value of convertible promissory notes	12,174	—	12,174	—
Unrealized gain (loss) on change in fair value of warrants	578,582	(1,139,927)	1,780,977	2,310,445
Total other income (expense), net	774,690	(1,136,001)	1,981,340	996,544

Net (loss) income	$(481,445)	$(1,381,875)	$500,041	$601,084

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	17,250,000	17,250,000	17,250,000	13,110,497
Basic and diluted net (loss) income per Class A share - redeemable	$(0.02)	$(0.06)	$0.02	$0.03
Basic and diluted weighted average shares outstanding, Class A and Class B common stock – non-redeemable	4,462,500	4,462,500	4,462,500	4,297,790
Basic and diluted net (loss) income per Class A and Class B share – non-redeemable	$(0.02)	$(0.06)	$0.02	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	150,000	$15	4,312,500	$431	$—	$(2,556,505)	$(2,556,059)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	12,282	12,282
Net income	—	—	—	—	—	981,486	981,486
Balance as of March 31, 2022	150,000	$15	4,312,500	$431	$—	$(1,562,737)	$(1,562,291)
Proceeds of convertible promissory notes over fair value	—	—	—	—	291,219	—	291,219
Share-based compensation	—	—	—	—	995,294	—	995,294
Net loss	—	—	—	—	—	(481,445)	(481,445)
Balance as of June 30, 2022	150,000	$15	4,312,500	$431	$1,286,513	$(2,044,182)	$(757,223)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	150,000	$15	4,312,500	$431	$24,554	$(2,579)	$22,421
Proceeds allocated to Public Warrants	—	—	—	—	10,753,651	—	10,753,651
Offering costs allocated to Public Warrants	—	—	—	—	(244,820)	—	(244,820)
Remeasurement of Class A common stock to redemption value	—	—	—	—	(10,533,385)	(3,903,139)	(14,436,524)
Net income	—	—	—	—	—	1,982,959	1,982,959
Balance as of March 31, 2021	150,000	$15	4,312,500	$431	$—	$(1,922,759)	$(1,922,313)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(3,926)	(3,926)
Net loss	—	—	—	—	—	(1,381,875)	(1,381,875)
Balance as of June 30, 2021	150,000	$15	4,312,500	$431	$—	$(3,308,560)	$(3,308,114)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash flows from Operating Activities:
Net income	$500,041	$601,084
Adjustments to reconcile net income to net cash used in operating activities:
Fair value exceeding amount paid for warrants	—	1,318,351
Unrealized gain on change in fair value of convertible promissory notes	(12,174)	—
Unrealized gain on change in fair value of warrants	(1,780,977)	(2,310,445)
Share-based compensation	995,294	—
Interest and dividend earned on money market funds held in Trust Account	(188,189)	(4,450)
Changes in current assets and current liabilities:
Prepaid expenses	89,222	(406,426)
Due to related party	(5,847)	—
Accounts payable and accrued expenses	(16,328)	138,660
Net cash used in operating activities	(418,958)	(663,226)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)

Cash flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ fees	—	147,000,000
Proceeds from over-allotment, net of underwriters’ fees	—	22,300,000
Proceeds from private placement	—	4,650,000
Proceeds from convertible promissory notes	310,000	—
Proceeds from issuance of promissory note to related party	—	85,700
Payment to promissory note to related party	—	(141,700)
Payment of deferred offering costs	—	(477,169)
Net cash provided by financing activities	310,000	173,416,831

Net change in cash	(108,958)	253,605
Cash, beginning of the period	111,312	560
Cash, end of the period	$2,354	$254,165

Supplemental disclosure of non-cash activities
Deferred underwriting commissions charged to additional paid in capital	$—	$250,000
Initial value of Class A common stock subject to possible redemption	$—	$168,572,831
Remeasurement of Class A common stock to redemption value	$(12,282)	$3,931,619

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations and Going Concern

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

As of June 30, 2022, the Company had not commenced any operations. Significant activity for the period from September 23, 2020 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and dividend on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Trust Account

Following the closing of the IPO on February 11, 2021, and the underwriters’ full exercise of over-allotment option on February 22, 2021, $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in trust will be held as cash items or invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest and dividend earned on the funds held in the Trust Account that may be released to the Company to pay its income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination within 21 months from the closing of the IPO (the “Combination Period”). The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

Initial Business Combination

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest and dividend earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

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

Going Concern and Liquidity

As of June 30, 2022, the Company had $2,354 in its operating bank account and working capital of approximately $0.1 million (less franchise tax payable).

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

On April 26, 2022, the Company issued one promissory note in the principal amount of up to $195,000 to the Sponsor. The note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the Sponsor’s option, at any time prior to payment in full of the principal balance of the promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the promissory note into that number of warrants, at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants shall be identical to the warrants issued by the Company to the Sponsor in the Private Placement upon consummation of the Company’s IPO, including as to exercise price, exercisability and exercise period. As of June 30, 2022, the Company has drawn down the promissory note in full.

On June 15, 2022, the Company issued one promissory note in the principal amount of up to $300,000 to the Sponsor. The note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the Sponsor’s option, at any time prior to payment in full of the principal balance of the promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the promissory note into that number of warrants, at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants shall be identical to the warrants issued by the Company to the Sponsor in the Private Placement upon consummation of the Company’s IPO, including as to exercise price, exercisability and exercise period. As of June 30, 2022, the Company has drawn down $115,000 of the promissory note.

The Company anticipates that the $2,354 outside of the Trust Account as of June 30, 2022, will not be sufficient to allow the Company to operate through November 11, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance date of these financial statements. Management plans to address this uncertainty through loans from its Sponsor, officers, directors, or third parties, and the consummation of a Business Combination before November 11, 2022. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the SEC’s rules and regulations found in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022 is not necessarily indicative of the results that may be expected through December 31, 2022.

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

Main significant accounting estimates included in these financial statements are the determination of the fair value of the warrant liability, the convertible promissory notes, the Sponsor interests transferred to directors and officers, and the Class A common stock subject to redemption. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Money Market Funds Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds, which are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of June 30, 2022 and December 31, 2021, the Class A common stock reflected on the balance sheet is reconciled in the following table:

Gross proceeds from IPO	$172,500,000
Less:
Proceeds allocated to Public Warrants	(10,753,651)
Class A common stock issuance costs	(3,682,349)
Plus:
Remeasurement of carrying value to redemption value	14,448,282
Class A common stock subject to possible redemption, December 31, 2021	$172,512,282
Plus:
Remeasurement of carrying value to redemption value	(12,282)
Class A common stock subject to possible redemption, March 31, 2022 and June 30, 2022	$172,500,000

Net Income (Loss) Per Common Stock

Earnings and losses are shared pro rata between the redeemable shares and non-redeemable shares. The 13,275,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for the redeemable and non-redeemable portions of the Class A and Class B common stock:

	For the Three Months Ended June 30,
	2022		2021
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(382,495)	$(98,950)	$(1,097,863)	$(284,012)

Denominator:
Weighted-average shares outstanding	17,250,000	4,462,500	17,250,000	4,462,500

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.06)	$(0.06)

	For the Six Months Ended June 30,
	2022		2021
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income	$397,269	$102,772	$452,687	$148,397

Denominator:
Weighted-average shares outstanding	17,250,000	4,462,500	13,110,497	4,297,790

Basic and diluted net income per share	$0.02	$0.02	$0.03	$0.03

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to temporary equity upon the completion of the IPO.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the private placement warrants are a derivative liability (See Note 4).

Convertible Promissory Notes

The Company accounts for its convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, Financial Instruments (“ASC 825”). The Company has made such election for its convertible promissory notes. Using the fair value option, the convertible promissory notes are required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the convertible promissory notes and fair value at issuance are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the convertible promissory notes are recognized as non-cash gains or losses in the condensed statements of operations.

Stock-based Compensation

Stock-based compensation expense associated with the Company’s equity awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The income tax provision for the six months ended June 30, 2022 was de minimis.

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

On April 21, 2022, the Sponsor transferred its interests representing a total of 260,000 shares of Class B common stock of the Company to two independent directors and two officers of the Company for no consideration. Pursuant to the terms of the agreements governing these transfers, if the transferee ceases to serve as a director or officer of the Company prior to the completion of the Company’s initial Business Combination, any unvested portion of the interests shall be immediately and automatically forfeited and deemed transferred to the Sponsor for no consideration. The transfer of the interests to the Company’s directors and officers is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the interests transferred to the Company’s directors and officers was $1,203,612 or approximately $4.63 per share. As of June 30, 2022, 215,000 shares were vested and the Company recognized $995,294 as share-based compensation.

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

Due From Related Party

The $213 due from related party as of June 30, 2022 represents the office expense paid by the Company on behalf of the Sponsor.

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

Convertible Promissory Notes

On April 26, 2022, the Company issued one promissory note in the principal amount of up to $195,000 to the Sponsor. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the Sponsor’s option, at any time prior to payment in full of the principal balance of the promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the promissory note into that number of warrants, at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants shall be identical to the warrants issued by the Company to the Sponsor in the Private Placement upon consummation of the Company’s IPO, including as to exercise price, exercisability and exercise period. As of June 30, 2022, the Company has drawn down the promissory note in full.

On June 15, 2022, the Company issued one promissory note in the principal amount of up to $300,000 to the Sponsor. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the Sponsor’s option, at any time prior to payment in full of the principal balance of the promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the promissory note into that number of warrants, at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants shall be identical to the warrants issued by the Company to the Sponsor in the Private Placement upon consummation of the Company’s IPO, including as to exercise price, exercisability and exercise period. As of June 30, 2022, the Company has drawn down $115,000 of the promissory note.

Related Party Loans

In order to meet the Company’s working capital needs following the consummation of the IPO, the Sponsor, officers, directors and their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on February 8, 2021, the Company will make a payment of a monthly fee of $10,000 to the Sponsor or an affiliate thereof for administrative services including office space, utilities and secretarial support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000 administrative service fees, respectively. During the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $50,000 administrative service fees, respectively.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market funds held in Trust Account	$172,700,471	$172,700,471	$—	$—
	$172,700,471	$172,700,471	$—	$—
Liabilities:
Warrant Liability	$528,439	$—	$—	$528,439
Convertible promissory notes	6,607	—	—	6,607
	$535,046	$—	$—	$535,046

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market funds held in Trust Account	$172,512,282	$172,512,282	$—	$—
	$172,512,282	$172,512,282	$—	$—
Liabilities:
Warrant Liability	$2,309,416	$—	$—	$2,309,416
	$2,309,416	$—	$—	$2,309,416

Private Placement Warrants

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows as of June 30, 2022 and December 31, 2021:

Input	June 30, 2022	December 31, 2021
Expected term (years)	5.39	5.67
Expected volatility	11.40%	10.10%
Risk-free interest rate	3.02%	1.32%
Stock price	$9.88	$9.75
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three and six months ended June 30, 2022:

Warrant Liability
Fair value as of January 1, 2022	$2,309,416
Revaluation of warrant liability for the three months ended March 31, 2022	(1,202,395)
Fair value as of March 31, 2022	$1,107,021
Revaluation of warrant liability for the three months ended June 30, 2022	(578,582)
Fair value as of June 30, 2022	$528,439

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the year ended December 31, 2021:

Warrant Liability
Fair value as of January 1, 2021	$—
Initial fair value of warrant liability upon issuance at IPO	5,711,648
Initial fair value of warrant liability upon issuance at over-allotment	256,703
Revaluation of warrant liability for the year ended December 31, 2021	(3,658,935)
Fair value as of December 31, 2021	$2,309,416

Convertible Promissory Notes

On April 26, 2022, June 16, 2022 and June 30, 2022, the Company used a Monte Carlo model to value the convertible promissory notes. The convertible promissory notes are classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.

The key inputs into the pricing model for the convertible promissory notes were as follows:

Input	June 30, 2022	June 16, 2022	April 26, 2022
Expected term (years)	5.39	5.43	5.57
Expected volatility	11.40%	10.60%	19.00%
Risk-free interest rate	3.02%	3.35%	2.79%
Stock price	$9.88	$9.88	9.88

The following table sets forth a summary of the changes in the fair value of the convertible promissory notes from initial measurement to June 30, 2022:

Convertible Promissory Notes
Initial measurement of convertible promissory notes on April 26, 2022	$16,129
Initial measurement of convertible promissory notes on June 16, 2022	2,652
Revaluation of convertible promissory notes from initial measurement to June 30, 2022	(12,174)
Fair value as of June 30, 2022	$6,607

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2022 for the convertible promissory notes.

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

Underwriting Agreement

The underwriters had a 45-day option from February 11, 2021 to purchase up to an aggregate of 2,250,000 additional Units to cover over-allotments, if any. On February 22, 2021, the underwriters purchased an additional 2,250,000 units to exercise its over-allotment option in full. The proceeds of $22,500,000 from the over-allotment was deposited in the Trust Account after deducting the cash underwriting discounts.

The underwriters are entitled to a cash underwriting discount of 2% of the gross proceeds of the IPO, or $3,450,000 since the underwriters’ over-allotment was exercised in full, $250,000 of which will be deferred underwriting discount, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. Additionally, if the Company consummates its initial business combination, the underwriter is entitled to a cash fee for its services in relation thereto in an aggregate amount equal to up to 3.5% of the total gross proceeds raised in such offering.

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

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 150,000 shares of common stock issued and outstanding, excluding 17,250,000 and 0 shares of Class A common stock subject to possible redemption, respectively.

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

Results of Operations

As of June 30, 2022, we have not commenced any operations. All activity for the period from September 23, 2020 (inception) through June 30, 2022 relates to our formation, initial public offering and search for a target company. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the initial public offering and placed in the Trust Account.

For the three months ended June 30, 2022, we had a net loss of $481,445 which was comprised of interest and dividend income of $183,934 from money market funds held in our Trust Account, unrealized gain on change in fair value of warrants of $578,582, unrealized gain on change in fair value of convertible promissory notes of $12,174, less operating costs of $1,256,135.

For the six months ended June 30, 2022, we had a net income of $500,041 which was comprised of interest and dividend income of $188,189 from money market funds held in our Trust Account, unrealized gain on change in fair value of warrants of $1,780,977, unrealized gain on change in fair value of convertible promissory notes of $12,174, less operating costs of $1,481,299.

For the three months ended June 30, 2021, we had a net loss of $1,381,875 which was comprised of operating costs of $245,874, interest and dividend income of $3,926 from money market funds held in our Trust Account, and unrealized loss on change in fair value of warrants of $1,139,927.

For the six months ended June 30, 2021, we had a net income of $601,084 which was comprised of operating costs of $395,460, interest and dividend income of $4,450 from money market funds held in our Trust Account, unrealized gain on change in fair value of warrants of $2,310,445, and fair value exceeding amount paid for warrants of $1,318,351.

Going Concern and Liquidity

As of June 30, 2022, we had $2,354 in our operating bank account and working capital of approximately $0.1 million (less franchise tax payable).

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

On April 26, 2022, we issued one promissory note in the principal amount of up to $195,000 to the Sponsor. The note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate the initial Business Combination and (ii) the date that the winding up is effective. At the Sponsor’s option, at any time prior to payment in full of the principal balance of the promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the promissory note into that number of warrants, at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants shall be identical to the warrants issued by us to the Sponsor in the Private Placement upon consummation of the IPO, including as to exercise price, exercisability and exercise period. As of June 30, 2022, we have drawn down the promissory note in full.

On June 15, 2022, we issued one promissory note in the principal amount of up to $300,000 to the Sponsor. The note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate the initial Business Combination and (ii) the date that the winding up is effective. At the Sponsor’s option, at any time prior to payment in full of the principal balance of the promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the promissory note into that number of warrants, at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants shall be identical to the warrants issued by us to the Sponsor in the Private Placement upon consummation of the IPO, including as to exercise price, exercisability and exercise period. As of June 30, 2022, we have drawn down $115,000 of the promissory note.

We anticipate that the $2,354 outside of the Trust Account as of June 30, 2022, will not be sufficient to allow us to operate through November 11, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Until consummation of the Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of these financial statements. Management plans to address this uncertainty through loans from our Sponsor, officers, directors, or third parties, and the consummation of a Business Combination before November 11, 2022. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, us. There is no assurance that our plans to raise capital or to consummate a Business Combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Convertible Promissory Notes

The Company accounts for its convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, Financial Instruments (“ASC 825”). The Company has made such election for its convertible promissory notes. Using the fair value option, the convertible promissory notes are required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the convertible promissory notes and fair value at issuance are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the convertible promissory notes are recognized as non-cash gains or losses in the condensed statements of operations.

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

Net Income (Loss) Per Common Stock

Earnings and losses are shared pro rata between the redeemable shares and non-redeemable shares. The 13,275,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods

Commitments and Contractual Obligations

Underwriting Agreement

The underwriters had a 45-day option from February 11, 2021 to purchase up to an aggregate of 2,250,000 additional Units to cover over-allotments, if any. On February 22, 2021, the underwriters purchased an additional 2,250,000 units to exercise its over-allotment option in full. The proceeds of $22,500,000 from the over-allotment was deposited in the Trust Account after deducting the cash underwriting discounts.

The underwriters are entitled to a cash underwriting discount of 2% of the gross proceeds of the IPO, or $3,450,000 since the underwriters’ over-allotment was exercised in full, $250,000 of which will be deferred underwriting discount, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. Additionally, if the Company consummates its initial business combination, the underwriter is entitled to a cash fee for its services in relation thereto in an aggregate amount equal to up to 3.5% of the total gross proceeds raised in such offering.

Administrative Service Fee

Commencing on February 8, 2021, the Company will make a payment of a monthly fee of $10,000 to the Sponsor or an affiliate thereof for administrative services including office space, utilities and secretarial support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000 administrative service fees, respectively. During the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $50,000 administrative service fees, respectively.

Off-Balance Sheet Arrangements

As of June 30,2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weakness in analyzing complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A common stock as temporary equity. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) registration statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 18, 2022 and (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on My 23, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The SEC has recently issued proposed rules relating to certain activities of special purpose acquisition companies (“SPACs”). Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that does not complete its business combination within 24 months after February 8, 2021, the effective date of the IPO Registration Statement. We have not entered into a definitive business combination agreement within 18 months after the effective date of our Registration Statement and may not complete our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 18[0][5] days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 24, 2021. There has been no material change in the planned use of proceeds from the Company’s initial public offering and private placement as described in the Registration Statement.

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

PROGRESS ACQUISITION CORP.

Date: August 22, 2022	By:	/s/ David Arslanian
	Name:	David Arslanian
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: August 22, 2022	By:	/s/ Richard Gallagher
	Name:	Richard Gallagher
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)