Form 10-Q
period 2022-09-30
Progress Acquisition Corp.
filed 2022-11-22
CIK 1833213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___to___

Commission File No. 001-39735

PROGRESS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-3303412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Winthrop Square 6th Floor Boston, MA 02110
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

As of November 21, 2022, there were 958,188 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

PROGRESS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PROGRESS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$21,078	$111,312
Prepaid expenses	107,786	250,000
Total current assets	128,864	361,312
Prepaid expenses, non-current	—	27,397
Money market funds held in Trust Account	173,237,830	172,512,282
Total Assets	$173,366,694	$172,900,991

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$290,091	$379,718
Income tax payable	127,817	—
Convertible promissory notes	11,622	—
Due to related party	—	5,634
Total current liabilities	429,530	385,352
Warrant liability	443,514	2,309,416
Deferred underwriting discount	250,000	250,000
Total liabilities	1,123,044	2,944,768

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 17,250,000 shares at redemption value as of September 30, 2022 and December 31, 2021	172,959,563	172,512,282

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 150,000 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	15	15
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	1,472,806	—
Accumulated deficit	(2,189,165)	(2,556,505)
Total Stockholders’ Deficit	(715,913)	(2,556,059)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$173,366,694	$172,900,991

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating costs	$860,670	$270,269	$2,341,969	$665,729
Loss from operations	(860,670)	(270,269)	(2,341,969)	(665,729)

Other income (expense)
Interest and dividend earned on money market funds held in Trust Account	758,630	3,545	946,819	7,995
Fair value exceeding amount paid for warrants	—	—	—	(1,318,351)
Unrealized (loss) gain on change in fair value of convertible promissory notes	(51)	—	12,123	—
Unrealized gain on change in fair value of warrants	84,925	742,478	1,865,902	3,052,923
Total other income, net	843,504	746,023	2,824,844	1,742,567

(Loss) income before income tax provision	(17,166)	475,754	482,875	1,076,838
Income tax provision	(127,817)	—	(127,817)	—
Net (loss) income	$(144,983)	$475,754	$355,058	$1,076,838

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	17,250,000	17,250,000	17,250,000	14,505,495
Basic and diluted net (loss) income per Class A share - redeemable	$(0.01)	$0.02	$0.02	$0.06
Basic and diluted weighted average shares outstanding, Class A and Class B common stock – non-redeemable	4,462,500	4,462,500	4,462,500	4,353,297
Basic and diluted net (loss) income per Class A and Class B share – non-redeemable	$(0.01)	$0.02	$0.02	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	150,000	$15	4,312,500	$431	$—	$(2,556,505)	$(2,556,059)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	12,282	12,282
Net income	—	—	—	—	—	981,486	981,486
Balance as of March 31, 2022	150,000	$15	4,312,500	$431	$—	$(1,562,737)	$(1,562,291)
Proceeds of convertible promissory notes over fair value	—	—	—	—	291,219	—	291,219
Share-based compensation	—	—	—	—	995,294	—	995,294
Net loss	—	—	—	—	—	(481,445)	(481,445)
Balance as of June 30, 2022	150,000	$15	4,312,500	$431	$1,286,513	$(2,044,182)	$(757,223)
Proceeds of convertible promissory notes over fair value	—	—	—	—	95,036	—	95,036
Share-based compensation	—	—	—	—	550,820	—	550,820
Remeasurement of Class A common stock to redemption value	—	—	—	—	(459,563)	—	(459,563)
Net loss	—	—	—	—	—	(144,983)	(144,983)
Balance as of September 30, 2022	150,000	$15	4,312,500	$431	$1,472,806	$(2,189,165)	$(715,913)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	150,000	$15	4,312,500	$431	$24,554	$(2,579)	$22,421
Proceeds allocated to Public Warrants	—	—	—	—	10,753,651	—	10,753,651
Offering costs allocated to Public Warrants	—	—	—	—	(244,820)	—	(244,820)
Remeasurement of Class A common stock to redemption value	—	—	—	—	(10,533,385)	(3,903,139)	(14,436,524)
Net income	—	—	—	—	—	1,982,959	1,982,959
Balance as of March 31, 2021	150,000	$15	4,312,500	$431	$—	$(1,922,759)	$(1,922,313)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(3,926)	(3,926)
Net loss	—	—	—	—	—	(1,381,875)	(1,381,875)
Balance as of June 30, 2021	150,000	$15	4,312,500	$431	$—	$(3,308,560)	$(3,308,114)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(3,545)	(3,545)
Net income	—	—	—	—	—	475,754	475,754
Balance as of September 30, 2021	150,000	$15	4,312,500	$431	$—	$(2,836,351)	$(2,835,905)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROGRESS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from Operating Activities:
Net income	$355,058	$1,076,838
Adjustments to reconcile net income to net cash used in operating activities:
Fair value exceeding amount paid for warrants	—	1,318,351
Unrealized gain on change in fair value of convertible promissory notes	(12,123)	—
Unrealized gain on change in fair value of warrants	(1,865,902)	(3,052,923)
Share-based compensation	1,546,114	—
Interest and dividend earned on money market funds held in Trust Account	(946,819)	(7,995)
Changes in current assets and current liabilities:
Prepaid expenses	169,611	(340,411)
Income tax payable	127,817	—
Due to related party	(5,634)	—
Accounts payable and accrued expenses	(89,627)	279,239
Net cash used in operating activities	(721,505)	(726,901)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(172,500,000)
Withdrawal of interest from Trust Account for franchise tax payment	221,271	—
Net cash provided by (used in) investing activities	221,271	(172,500,000)

Cash flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ fees	—	147,000,000
Proceeds from over-allotment, net of underwriters’ fees	—	22,300,000
Proceeds from private placement	—	4,650,000
Proceeds from convertible promissory notes	410,000	—
Proceeds from issuance of promissory note to related party	—	85,700
Payment to promissory note to related party	—	(141,700)
Payment of deferred offering costs	—	(477,169)
Net cash provided by financing activities	410,000	173,416,831

Net change in cash	(90,234)	189,930
Cash, beginning of the period	111,312	560
Cash, end of the period	$21,078	$190,490

Supplemental disclosure of non-cash activities
Deferred underwriting commissions charged to additional paid in capital	$—	$250,000
Initial value of Class A common stock subject to possible redemption	$—	$168,572,831
Remeasurement of Class A common stock to redemption value	$447,281	$3,935,164

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

As of September 30, 2022, the Company had not commenced any operations. Significant activity for the period from September 23, 2020 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and dividend on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Trust Account

Following the closing of the IPO on February 11, 2021, and the underwriters’ full exercise of over-allotment option on February 22, 2021, $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in trust will be held as cash items or invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest and dividend earned on the funds held in the Trust Account that may be released to the Company to pay its income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination within the Extended Combination Period (as defined below). The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

On September 27, 2022, pursuant to the trust agreement dated as of February 8, 2021 between the Company and Continental Stock Transfer & Trust Company (“Continental”), the trustee of the Trust Account, the Company issued a request to Continental to withdraw $221,271 of interest income from the Trust Account for the payment of the Company’s taxes. The proceeds from this withdrawal were deposited into the Company’s operating bank account on September 28, 2022.

On October 27, 2022, the Company held a special meeting in lieu of the 2022 annual meeting of stockholders (the “Meeting”), at which the Company's stockholders approved the Extension Amendment (as defined below). At the Meeting, Stockholders holding 16,441,812 shares of common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $165,347,999 (approximately $10.05 per share) was removed from the Trust Account to pay such holders.

As of a result of the approval of the Extension Amendment, the Sponsor has agreed to contribute to the Company a loan (the “Charter Extension Loan”) of $50,000 per month, for each calendar month (commencing on November 8, 2022 and on the 8th day of each subsequent month) until the Extended Date (as defined below) (each, an “Extension Period”), or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $300,000. Each Charter Extension Loan will be deposited in the Trust Account within five (5) business days from the beginning of such calendar month (or portion thereof).

On October 27, 2022, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Extension Amendment”). The Extension Amendment extends the date by which the Company must consummate its initial business combination to May 8, 2023, or such earlier date as determined by our board of directors (the “Extended Date”) (the “Extended Combination Period”).

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

Going Concern and Liquidity

As of September 30, 2022, the Company had $21,078 in its operating bank account and working capital deficit of $22,399 (less taxes payable).

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

On April 26, 2022, the Company issued one promissory note in the principal amount of up to $195,000 to the Sponsor. The note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the Sponsor’s option, at any time prior to payment in full of the principal balance of the promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the promissory note into that number of warrants, at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants shall be identical to the warrants issued by the Company to the Sponsor in the Private Placement upon consummation of the Company’s IPO, including as to exercise price, exercisability and exercise period. As of September 30, 2022, the Company has drawn down the promissory note in full.

On June 15, 2022, the Company issued one promissory note in the principal amount of up to $300,000 to the Sponsor. The note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the Sponsor’s option, at any time prior to payment in full of the principal balance of the promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the promissory note into that number of warrants, at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants shall be identical to the warrants issued by the Company to the Sponsor in the Private Placement upon consummation of the Company’s IPO, including as to exercise price, exercisability and exercise period. As of September 30, 2022, the Company has drawn down $215,000 of the promissory note.

On September 27, 2022, pursuant to the trust agreement dated as of February 8, 2021 between the Company and Continental, the trustee of the Trust Account, the Company issued a request to Continental to withdraw $221,271 of interest income from the Trust Account for the payment of the Company’s taxes. The proceeds from this withdrawal were deposited into the Company’s operating bank account on September 28, 2022.

On October 27, 2022, stockholders holding 16,441,812 shares of common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $165,347,999 (approximately $10.05 per share) will be removed from the Trust Account to pay such holders.

The Company anticipates that the $21,078 outside of the Trust Account as of September 30, 2022, will not be sufficient to allow the Company to operate through May 8, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management also determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through May 8, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance date of these financial statements. Management plans to address this uncertainty through loans from its Sponsor, officers, directors, or third parties, and the consummation of a Business Combination before May 8, 2023. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the SEC’s rules and regulations found in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022 is not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Money Market Funds Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds, which are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of September 30, 2022 and December 31, 2021, the Class A common stock reflected on the balance sheet is reconciled in the following table:

Gross proceeds from IPO	$172,500,000
Less:
Proceeds allocated to Public Warrants	(10,753,651)
Class A common stock issuance costs	(3,682,349)
Plus:
Remeasurement of carrying value to redemption value	14,448,282
Class A common stock subject to possible redemption, December 31, 2021	$172,512,282
Plus:
Remeasurement of carrying value to redemption value	(12,282)
Class A common stock subject to possible redemption, March 31, 2022, June 30, 2022	$172,500,000
Plus:
Remeasurement of carrying value to redemption value	459,563
Class A common stock subject to possible redemption, September 30, 2022	172,959,563

Net (Loss) Income Per Common Stock

Earnings and losses are shared pro rata between the redeemable shares and non-redeemable shares. The 13,275,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for the redeemable and non-redeemable portions of the Class A and Class B common stock:

	For the Three Months Ended September 30,
	2022		2021
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(115,185)	$(29,798)	$377,974	$97,780

Denominator:
Weighted-average shares outstanding	17,250,000	4,462,500	17,250,000	4,462,500

Basic and diluted net (loss) income per share	$(0.01)	$(0.01)	$0.02	$0.02

	For the Nine Months Ended September 30,
	2022		2021
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income	$282,084	$72,974	$828,265	$248,573

Denominator:
Weighted-average shares outstanding	17,250,000	4,462,500	14,505,495	4,353,297

Basic and diluted net income per share	$0.02	$0.02	$0.06	$0.06

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was -744.59% and 26.47% for the three and nine months ended September 30, 2022, and 0.00% and 0.00% for three and nine months ended September 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, due to changes in fair of warrant liabilities, change in fair value of convertible promissory notes, shared based compensation, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Following the closing of the IPO on February 11, 2021, and the underwriters’ full exercise of over-allotment option on February 22, 2021, $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO, the sale of Over-allotment Units and the sale of the Private Placement Warrants was placed in a Trust Account maintained by Continental, as trustee. The funds held in trust will be held as cash items or invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

On April 21, 2022, the Sponsor transferred its interests representing a total of 260,000 shares of Class B common stock of the Company to two independent directors and two officers of the Company for no consideration. Pursuant to the terms of the agreements governing these transfers, if the transferee ceases to serve as a director or officer of the Company prior to the completion of the Company’s initial Business Combination, any unvested portion of the interests shall be immediately and automatically forfeited and deemed transferred to the Sponsor for no consideration. The transfer of the interests to the Company’s directors and officers is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the interests transferred to the Company’s directors and officers was $1,203,612 or approximately $4.63 per share. As of September 30, 2022, 230,000 shares were vested and the Company recognized $1,064,734 as share-based compensation.

On August 1, 2022, the Sponsor transferred its interests representing a total of 100,000 shares of Class B common stock of the Company to one independent director of the Company for no consideration. Pursuant to the terms of the agreements governing these transfers, if the transferee ceases to serve as a director of the Company prior to the completion of the Company’s initial Business Combination, any unvested portion of the interests shall be immediately and automatically forfeited and deemed transferred to the Sponsor for no consideration. The transfer of the interests to the Company’s director is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the interests transferred to the Company’s director was $481,380 or approximately $4.81 per share. As of September 30, 2022, all 100,000 shares were vested and the Company recognized $481,380 as share-based compensation.

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

Convertible Promissory Notes

On April 26, 2022, the Company issued one promissory note in the principal amount of up to $195,000 to the Sponsor. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the Sponsor’s option, at any time prior to payment in full of the principal balance of the promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the promissory note into that number of warrants, at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants shall be identical to the warrants issued by the Company to the Sponsor in the Private Placement upon consummation of the Company’s IPO, including as to exercise price, exercisability and exercise period. As of September 30, 2022, the Company has drawn down the promissory note in full.

On June 15, 2022, the Company issued one promissory note in the principal amount of up to $300,000 to the Sponsor. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the Sponsor’s option, at any time prior to payment in full of the principal balance of the promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the promissory note into that number of warrants, at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants shall be identical to the warrants issued by the Company to the Sponsor in the Private Placement upon consummation of the Company’s IPO, including as to exercise price, exercisability and exercise period. As of September 30, 2022, the Company has drawn down $215,000 of the promissory note.

Related Party Loans

In order to meet the Company’s working capital needs following the consummation of the IPO, the Sponsor, officers, directors and their affiliates may, but are not obligated to, loan the Company funds (“Working Capital Loans”), from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. As of September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on February 8, 2021, the Company will make a payment of a monthly fee of $10,000 to the Sponsor or an affiliate thereof for administrative services including office space, utilities and secretarial support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000 administrative service fees, respectively. During the three and nine months ended September 30, 2021, the Company incurred $30,000 and $80,000 administrative service fees, respectively.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market funds held in Trust Account	$173,237,830	$173,237,830	$—	$—
	$173,237,830	$173,237,830	$—	$—
Liabilities:
Warrant Liability	$443,514	$—	$—	$443,514
Convertible promissory notes	11,622	—	—	11,622
	$455,136	$—	$—	$455,136

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows as of September 30, 2022 and December 31, 2021:

Input	September 30, 2022	December 31, 2021
Expected term (years)	5.64	5.67
Expected volatility	9.20%	10.10%
Risk-free interest rate	4.03%	1.32%
Stock price	$9.98	$9.75
Dividend yield	0.00%	0.00%
Exercise price	$11.50	$11.50

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three and nine months ended September 30, 2022:

Warrant Liability
Fair value as of January 1, 2022	$2,309,416
Revaluation of warrant liability for the three months ended March 31, 2022	(1,202,395)
Fair value as of March 31, 2022	$1,107,021
Revaluation of warrant liability for the three months ended June 30, 2022	(578,582)
Fair value as of June 30, 2022	$528,439
Revaluation of warrant liability for the three months ended September 30, 2022	(84,925)
Fair value as of September 30, 2022	$443,514

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the year ended December 31, 2021:

Warrant Liability
Fair value as of January 1, 2021	$—
Initial fair value of warrant liability upon issuance at IPO	5,711,648
Initial fair value of warrant liability upon issuance at over-allotment	256,703
Revaluation of warrant liability for the year ended December 31, 2021	(3,658,935)
Fair value as of December 31, 2021	$2,309,416

Convertible Promissory Notes

The Company used a Monte Carlo model to value the convertible promissory notes on the issuance date and September 30, 2022. The convertible promissory notes are classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.

The key inputs into the pricing model for the convertible promissory notes on the issuance date were as follows:

Input
Expected term (years)	5.34 – 5.68
Expected volatility	9.20% - 19.00%
Risk-free interest rate	2.79% - 4.06%
Stock price	$9.88 – 9.98

The key inputs into the pricing model for the convertible promissory notes on September 30, 2022 were as follows:

Input	September 30, 2022
Expected term (years)	5.64
Expected volatility	9.20%
Risk-free interest rate	4.06%
Stock price	$9.98

The following table sets forth a summary of the changes in the fair value of the convertible promissory notes from initial measurement to September 30, 2022:

Convertible Promissory Notes
Initial measurement of convertible promissory notes	$18,781
Revaluation of convertible promissory notes from initial measurement to June 30, 2022	(12,174)
Fair value as of June 30, 2022	$6,607
Initial measurement of convertible promissory notes	4,964
Revaluation of convertible promissory notes from initial measurement to September 30, 2022	51
Fair value as of September 30, 2022	$11,622

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2022 for the convertible promissory notes.

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

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 150,000 shares of common stock issued and outstanding, excluding 17,250,000 and 17,250,000 shares of Class A common stock subject to possible redemption, respectively.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 27, 2022, the Company held a special meeting in lieu of the 2022 annual meeting of stockholders (the “Meeting”), at which the Company's stockholders approved the Extension Amendment (as defined below). At the Meeting, Stockholders holding 16,441,812 shares of common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $165,347,999 (approximately $10.05 per share) was removed from the Trust Account to pay such holders.

As of a result of the approval of the Extension Amendment, the Sponsor has agreed to contribute to the Company a loan (the “Charter Extension Loan”) of $50,000 per month, for each calendar month (commencing on November 8, 2022 and on the 8th day of each subsequent month) until the Extended Date (as defined below) (each, an “Extension Period”), or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $300,000. Each Charter Extension Loan will be deposited in the Trust Account within five (5) business days from the beginning of such calendar month (or portion thereof).

On October 27, 2022, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Extension Amendment”). The Extension Amendment extends the date by which the Company must consummate its initial business combination to May 8, 2023, or such earlier date as determined by our board of directors (the “Extended Date”) (the “Extended Combination Period”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q (the “Report”) including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, the our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Following the closing of our initial public offering on February 11, 2021 and the underwriters’ full exercise of over-allotment option on February 22, 2021, $172,500,000 from the net proceeds of the sale of the units in our initial public offering, the exercise of the over-allotment option and the sale of the private placement warrants was placed in a Trust Account established for the benefit of our public stockholders (the “Trust Account”) and maintained by Continental, as trustee.

On October 27, 2022, the Company held a special meeting in lieu of the 2022 annual meeting of stockholders (the “Meeting”), at which the Company's stockholders approved the Extension Amendment (as defined below). At the Meeting, Stockholders holding 16,441,812 shares of common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $165,347,999 (approximately $10.05 per share) was removed from the Trust Account to pay such holders.

As of a result of the approval of the Extension Amendment, the Sponsor has agreed to contribute to the Company a loan (the “Charter Extension Loan”) of $50,000 per month, for each calendar month (commencing on November 8, 2022 and on the 8th day of each subsequent month) until the Extended Date (as defined below) (each, an “Extension Period”), or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $300,000. Each Charter Extension Loan will be deposited in the Trust Account within five (5) business days from the beginning of such calendar month (or portion thereof).

On October 27, 2022, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Extension Amendment”). The Extension Amendment extends the date by which the Company must consummate its initial business combination to May 8, 2023, or such earlier date as determined by our board of directors (the “Extended Date”) (the “Extended Combination Period”)

If we are unable to complete our initial business combination by May 8, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by November 11, 2022 and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.00.

Our amended and restated certificate of incorporation provides that we will have only until May 8, 2023 to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Results of Operations

As of September 30, 2022, we have not commenced any operations. All activity for the period from September 23, 2020 (inception) through September 30, 2022 relates to our formation, initial public offering and search for a target company. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest and dividend income from the proceeds derived from the initial public offering and placed in the Trust Account.

For the three months ended September 30, 2022, we had a net loss of $144,983 which was comprised of unrealized loss on change in fair value of convertible promissory notes of $51, operating costs of $860,670, and income tax provision of $127,817, less interest and dividend income of $758,630 from money market funds held in our Trust Account and unrealized gain on change in fair value of warrants of $84,925.

For the nine months ended September 30, 2022, we had a net income of $355,058 which was comprised of interest and dividend income of $946,819 from money market funds held in our Trust Account, unrealized gain on change in fair value of warrants of $1,865,902, unrealized gain on change in fair value of convertible promissory notes of $12,123, less operating costs of $2,341,969 and income tax provision of $127,817.

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

Going Concern and Liquidity

As of September 30, 2022, we had $21,078 in our operating bank account and working capital deficit of $22,399 (less tax payable).

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

On April 26, 2022, we issued one promissory note in the principal amount of up to $195,000 to the Sponsor. The note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate the initial Business Combination and (ii) the date that the winding up is effective. At the Sponsor’s option, at any time prior to payment in full of the principal balance of the promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the promissory note into that number of warrants, at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants shall be identical to the warrants issued by us to the Sponsor in the Private Placement upon consummation of the IPO, including as to exercise price, exercisability and exercise period. As of September 30, 2022, we have drawn down the promissory note in full.

On June 15, 2022, we issued one promissory note in the principal amount of up to $300,000 to the Sponsor. The note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate the initial Business Combination and (ii) the date that the winding up is effective. At the Sponsor’s option, at any time prior to payment in full of the principal balance of the promissory note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the promissory note into that number of warrants, at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants shall be identical to the warrants issued by us to the Sponsor in the Private Placement upon consummation of the IPO, including as to exercise price, exercisability and exercise period. As of September 30, 2022, we have drawn down $215,000 of the promissory note.

On September 27, 2022, pursuant to the trust agreement dated as of February 8, 2021 between us and Continental, the trustee of the Trust Account, we issued a request to Continental to withdraw $221,271 of interest income from the Trust Account for the payment of our taxes. The proceeds from this withdrawal were deposited into our operating bank account on September 28, 2022.

On October 27, 2022, stockholders holding 16,441,812 shares of common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $165,347,999 (approximately $10.05 per share) will be removed from the Trust Account to pay such holders.

As of a result of the approval of the Extension Amendment, the Sponsor has agreed to contribute to the Company a Charter Extension Loan of $50,000 per month, for each calendar month (commencing on November 8, 2022 and on the 8th day of each subsequent month) until the Extended Date, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $300,000. Each Charter Extension Loan will be deposited in the Trust Account within five (5) business days from the beginning of such calendar month (or portion thereof).

We anticipate that the $21,078 outside of the Trust Account as of September 30, 2022, will not be sufficient to allow us to operate through May 8, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Until consummation of the Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management also determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through May 8, 2023, the scheduled liquidation date if we do not complete a Business Combination prior to such date. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of these financial statements. Management plans to address this uncertainty through loans from our Sponsor, officers, directors, or third parties, and the consummation of a Business Combination before May 8, 2023. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, us. There is no assurance that our plans to raise capital or to consummate a Business Combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net (Loss) Income Per Common Stock

Earnings and losses are shared pro rata between the redeemable shares and non-redeemable shares. The 13,275,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods

Commitments and Contractual Obligations

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

Administrative Service Fee

Commencing on February 8, 2021, the Company will make a payment of a monthly fee of $10,000 to the Sponsor or an affiliate thereof for administrative services including office space, utilities and secretarial support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000 administrative service fees, respectively. During the three and nine months ended September 30, 2021, the Company incurred $30,000 and $80,000 administrative service fees, respectively.

Off-Balance Sheet Arrangements

As of September 30,2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item .

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the material weakness in analyzing complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A common stock as temporary equity. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as filed with the SEC on May 24, 2021 and August 17, 2021, respectively, as well as the Company’s balance sheet included on the Company’s Form 8-K, as filed with the SEC on February 18, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) registration statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 18, 2022, (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on My 23, 2022 and (iv) Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 22, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”)..

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act , we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

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

PROGRESS ACQUISITION CORP.

Date: November 22, 2022	By:	/s/ David Arslanian
	Name:	David Arslanian
	Title:	Chief Executive Officer and Co-President
(Principal Executive Officer)

Date: November 22, 2022	By:	/s/ Richard Gallagher
	Name:	Richard Gallagher
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)